Form 10-Q
period 1995-03-25
LINCAM PROPERTIES LTD SERIES 85
filed 1995-05-12
CIK 774489

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549



                           FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934




           For the quarterly period ended March 31, 1995

                 Commission File Number   2-99673




               LINCAM PROPERTIES LTD. SERIES 85
      (Exact name of registrant as specified in charter)




     Illinois                              36-3377785
(State of Organization)       (I.R.S. Employer Identification No.)




 125 South Wacker Drive, Suite 3100, Chicago, Illinois  60606
            (Address of principal executive office)




Registrants's telephone number, including area code:  (312) 443-1477




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                               LINCAM PROPERTIES LTD. SERIES 85
                       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     558,234      823,430
  Prepaid expenses and other . . . . . . . . . . . . . . . . .         34,243       37,901
  Receivable from tenant . . . . . . . . . . . . . . . . . . .          7,845       61,679
                                                                 ------------  -----------
          Total current assets . . . . . . . . . . . . . . . .        602,322      923,010
                                                                 ------------  -----------

Note receivable. . . . . . . . . . . . . . . . . . . . . . . .      5,485,000    5,485,000
                                                                 ------------  -----------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,933,945    4,933,945
  Building and improvements. . . . . . . . . . . . . . . . . .     22,311,681   22,307,104
                                                                 ------------  -----------
                                                                   27,245,626   27,241,049
  Less accumulated depreciation. . . . . . . . . . . . . . . .     (5,744,333)  (5,588,495)
                                                                 ------------  -----------
     Total investment properties, net of
     accumulated depreciation. . . . . . . . . . . . . . . . .     21,501,293   21,652,554
Deferred expenses, net . . . . . . . . . . . . . . . . . . . .         73,657       86,655
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        288,594      304,856
                                                                 ------------  -----------

          Total assets . . . . . . . . . . . . . . . . . . . .   $ 27,950,866   28,452,075
                                                                 ============  ===========

                               LINCAM PROPERTIES LTD. SERIES 85
                       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                         LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                         --------------------------------------------

                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .    $    33,978       77,063
  Accrued interest payable . . . . . . . . . . . . . . . . . .         10,139       14,383
  Funds held for others. . . . . . . . . . . . . . . . . . . .         25,863      126,586
  Amounts due to affiliates. . . . . . . . . . . . . . . . . .          6,731        --
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .        183,402      427,116
  Tenant security deposits . . . . . . . . . . . . . . . . . .        108,308      113,228
  Unearned income. . . . . . . . . . . . . . . . . . . . . . .          1,482        1,952
                                                                 ------------  -----------
          Total current liabilities. . . . . . . . . . . . . .        369,903      760,328
Note payable (note 4). . . . . . . . . . . . . . . . . . . . .      5,000,000    5,000,000
                                                                 ------------  -----------
          Total liabilities. . . . . . . . . . . . . . . . . .      5,369,903    5,760,328
                                                                 ------------  -----------
Venture partners' investment in venture. . . . . . . . . . . .      4,098,525    4,106,229
                                                                 ------------  -----------
Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          2,000        2,000
    Allocated portion of cumulative net income . . . . . . . .         66,642       63,124
    Cumulative cash distributions. . . . . . . . . . . . . . .       (106,634)    (102,086)
                                                                 ------------  -----------
                                                                      (37,992)     (36,962)
                                                                 ------------  -----------
  Limited Partners:
    Interest of $1,000.  Authorized 40,001 Interests;
      issued and outstanding, 25,016 Interests . . . . . . . .     22,479,645   22,479,645
    Allocated portion of cumulative net income . . . . . . . .      6,653,692    6,305,454
    Cumulative cash distributions. . . . . . . . . . . . . . .    (10,612,907) (10,162,619)
                                                                 ------------  -----------
                                                                   18,520,430   18,622,480
                                                                 ------------  -----------
          Total partners' capital. . . . . . . . . . . . . . .     18,482,438   18,585,518
                                                                 ------------  -----------
          Total liabilities and partners' capital. . . . . . .   $ 27,950,866   28,452,075
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               LINCAM PROPERTIES LTD. SERIES 85
                       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                       1995           1994
                                                                   -----------    ----------

Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . $   977,535       893,055
  Charges to tenant. . . . . . . . . . . . . . . . . . . . . . . .      34,095        13,119
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .     110,292       105,163
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . .      22,536        20,447
                                                                   -----------    ----------
          Total income . . . . . . . . . . . . . . . . . . . . . .   1,144,458     1,031,784
                                                                   -----------    ----------

Expenses:
  Property operating expenses. . . . . . . . . . . . . . . . . . .     309,561       318,367
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     155,838       147,284
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . .     113,201        79,795
  Management fees paid to an affiliate of General Partner. . . . .      45,072        39,451
  Professional services. . . . . . . . . . . . . . . . . . . . . .      19,773        20,815
  Amortization of deferred expenses. . . . . . . . . . . . . . . .      12,998        12,998
  General and administrative . . . . . . . . . . . . . . . . . . .      23,963        16,932
                                                                   -----------    ----------
          Total expenses . . . . . . . . . . . . . . . . . . . . .     680,406       635,642
                                                                   -----------    ----------
          Operating income . . . . . . . . . . . . . . . . . . . .     464,052       396,142
Venture partner's share of venture's operations. . . . . . . . . .    (112,296)      (89,308)
                                                                   -----------    ----------
          Net income . . . . . . . . . . . . . . . . . . . . . . . $   351,756       306,834
                                                                   ===========    ==========

  Net income per limited partnership interest. . . . . . . . . . . $     13.92         12.14
                                                                   ===========    ==========

  Cash distributions per limited partnership interest. . . . . . . $     18.00         16.00
                                                                   ===========    ==========


                 See accompanying notes to consolidated financial statements.

                               LINCAM PROPERTIES LTD. SERIES 85
                       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                       1995           1994
                                                                   -----------    ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . $   351,756       306,834
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     155,838       147,284
      Amortization . . . . . . . . . . . . . . . . . . . . . . . .      12,998        12,998
      Venture Partner's share of income. . . . . . . . . . . . . .     112,296        89,308
      Changes in assets and liabilities:
        Decrease in prepaid expenses and other current assets. . .       1,658        35,057
        Decrease in receivable from tenant . . . . . . . . . . . .      53,834         --
        Decrease in other assets . . . . . . . . . . . . . . . . .      16,262         8,191
        Decrease in accounts payable . . . . . . . . . . . . . . .     (43,085)      (21,961)
        Increase (decrease) in accrued interest payable. . . . . .      (4,244)        1,866
        Decrease in funds held for others. . . . . . . . . . . . .    (100,723)      (71,396)
        Increase in amounts due to affiliates. . . . . . . . . . .       6,731        18,061
        Decrease in accrued real estate taxes. . . . . . . . . . .    (243,714)     (240,868)
        Decrease in tenant security deposits . . . . . . . . . . .      (4,920)       (2,505)
        Increase (decrease) in unearned income . . . . . . . . . .        (470)         (471)
                                                                   -----------    ----------
          Total adjustments. . . . . . . . . . . . . . . . . . . .     (37,539)      (24,436)
                                                                   -----------    ----------
          Net cash provided by operating activities. . . . . . . .     314,217       282,398
                                                                   -----------    ----------

Cash flows from investing activities -
  additions to buildings and improvements. . . . . . . . . . . . .      (4,577)      (25,072)
                                                                   -----------    ----------
          Net cash used in investing activities. . . . . . . . . .      (4,577)      (25,072)
                                                                   -----------    ----------
                               LINCAM PROPERTIES LTD. SERIES 85
                       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1995           1994
                                                                   -----------    ----------

Cash flows from financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . .    (450,288)     (400,256)
  Cash distributions to General Partners . . . . . . . . . . . . .      (4,548)       (4,042)
  Cash distributions to Venture Partner. . . . . . . . . . . . . .    (120,000)     (120,000)
                                                                   -----------    ----------

          Net cash used in financing activities. . . . . . . . . .    (574,836)     (524,298)
                                                                   -----------    ----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . .    (265,196)     (266,972)
Cash and cash equivalents at beginning of period . . . . . . . . .     823,430       825,370
                                                                   -----------    ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . $   558,234       558,398
                                                                   ===========    ==========


                 See accompanying notes to consolidated financial statements.

               LINCAM PROPERTIES LTD. SERIES 85
       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, LincAm Barton Venture (Note 3). The effect of all transactions between the Partnership and the venture has been eliminated.

     For purposes of reporting cash flows, cash and cash equivalents include an investment in a money market account and other investments (having daily availability) at cost which approximates market.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles
(GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized below:

                  THREE MONTHS ENDED    THREE MONTHS ENDED
                   MARCH 31, 1995         MARCH 31, 1994
               ----------------------- -----------------------
                         GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                         ----------    ---------  ----------   ---------

  Total assets . .      $27,950,866   20,135,061  28,477,647  20,735,131
  Partners' capital
   (deficits):
     General Partners       (37,992)    (155,340)    (33,759)   (149,772)
     Limited Partners    18,520,430   15,407,323  18,939,454  15,958,641

  Net income:
     General Partners         3,518        3,206       3,068       2,670
     Limited Partners       348,238      317,374     303,766     264,374

  Net income
    per limited
    partnership
    interest . . .            13.92        12.69       12.14       10.56
                         ==========   ==========  ==========  ==========

     The net income and cash distributions per limited partnership interest, as presented for the three month period ended March 31, 1995 and 1994 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

     Deferred commitment fees are amortized using the straight-line method over the term stipulated in the related agreements.

     No provision for Federal income taxes has been made as any liability for such taxes is that of the partners rather than the Partnership.

               LINCAM PROPERTIES LTD. SERIES 85
       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


     Certain amounts in the consolidated 1994 financial statements have been reclassified to conform to the 1995 presentation.


(2)  INVESTMENT PROPERTIES

     (a)  General

          The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993.

All four of the properties owned at March 31, 1995 were completed and in operation.

          The cost of the investment properties, as acquired, represents the total cost to the Partnership or its venture plus miscellaneous acquisition costs.

          Depreciation on the investment properties acquired has been provided over the estimated useful lives of five to forty years using the straight-line method.

          Maintenance and repair expenses are charged to operations as incurred. Expenditures which materially add to the value or utility of the property or appreciably prolong its useful life are capitalized and depreciated over their estimated useful lives.

     (b)  Oak View Apartments

          On September 30, 1986, the Partnership acquired the Oak View Apartments, a recently constructed 124 unit apartment complex located in the Augusta, Georgia metropolitan area, and title to the approximately twenty acre parcel of land on which the complex is situated.

          The Partnership's purchase price was $3,604,460, excluding closing costs, fees, reserves and prorations, and was determined by arm's-length negotiations.

          An affiliate of the General Partners manages the apartment complex for a fee equal to 5% of the gross revenue of the property.

     (c)  5521 Meadowbrook Court Distribution Center

          On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc. has entered into a new thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the new lease the tenant will occupy approximately 41.67% of the distribution center and pay a base rent of $4.85 per square foot in year one. The base rent increases to $4.90

               LINCAM PROPERTIES LTD. SERIES 85
       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


          on August 1, 1994. Komori America, Inc. has amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc. currently occupies 50% of the distribution center and is responsible for 50% of all operating expenses including real estate taxes, during 1994.

          On January 11, 1994, the Partnership leased the remaining
25,000 square feet of the distribution center to Samsung America, Inc. The thirty-eight month lease commenced March 6, 1994 and provides for an annual base rent of $3.75 per square foot in year one. The terms of the lease provide for three percent annual increases in the base rent. The terms of the lease also provide that the tenant be responsible for their proportionate share of all operating expenses, including real estate taxes, during the term of the lease.

          An affiliate of the General Partners manages and provides leasing services for the distribution center for a fee equal to 6% of the gross revenue for the property.

     (d)  Walker's Mark Apartments

          On July 29, 1987, the Partnership acquired for $5,950,000 the Walker's Mark Apartments, a 164 unit apartment complex located in Dallas, Texas, and title to the approximately seven acre parcel of land on which the complex is situated.

          On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which is secured by a first mortgage on the property. The Partnership is receiving monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997.

     (e)  1880 Country Farm Drive Facility

          On July 1, 1988, the Partnership acquired a recently completed, approximately 162,000 square foot office and warehouse/research facility and title to the approximately 354,000 square foot parcel of land on which the building is situated. The property is located at 1880 Country Farm Drive in Naperville, Illinois, and is leased to Babson Bros. for a ten-year lease term commencing September, 1987. Babson Bros. Co. has two 5-year options to renew its lease at market rates.

          The Partnership's purchase price was $7,840,000 excluding closing costs, fees, reserves and prorations, and was determined by arm's-length negotiations.

          An affiliate of the General Partners manages the property for a fee equal to 1% of the gross revenue of the property.

               LINCAM PROPERTIES LTD. SERIES 85
       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


(3)  VENTURE AGREEMENT - LINCAM BARTON VENTURE

     At March 31, 1995 the Partnership owned a 60% interest in Barton Creek Landing Apartments, a 250 unit apartment complex located in Austin, Texas which was completed in 1986, and title to the approximately nineteen acre parcel of land on which the complex is situated. The Partnership and its venture partner, an affiliate of the General Partners, made cash contributions aggregating $7,746,000 and $5,164,000, respectively, to the joint venture partnership (the "Joint Venture"). The Joint Venture's purchase price was $12,500,000 plus closing costs, fees, reserves and prorations, and was determined by arm's-length negotiations.

     Under the terms of the Joint Venture Agreement, all costs incurred by the Joint Venture and all profits and losses and cash distributions will be shared by the Partnership and its venture partner in proportion to their ownership percentages (60% and 40%, respectively).

     An affiliate of the General Partners manages the apartment complex for a fee equal to 5% of the gross revenue of the property.

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $8,950,000 in cash distributions from the joint venture which was used to repay debt (see Note 4 of Notes to Consolidated Financial Statements) and make a special distribution of $3,537,616 or a $140 per limited partnership interest.


(4)  NOTE PAYABLE

     At March 31, 1995 the Partnership owed $5,000,000 to a bank, the proceeds of which were used to refinance the prior indebtedness used to acquire the 1880 Country Farm Drive Facility. The note provided for interest at 300 basis points over LIBOR (9.125% at March 31, 1995), is due in August 1996, and is secured by first mortgages on three of the Partnership's properties. The Partnership paid the note in full in April 1995 upon closing of the sale of the Barton Creek Landing Apartments.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the three months ended March 31, 1995 and 1994 are summarized as follows:

               LINCAM PROPERTIES LTD. SERIES 85
       (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)



                         Three Months      Three Months
                             Ended             Ended             Unpaid at
                         March 31, 1995     March 31, 1994      March 31, 1995
                         ---------------   ----------------    ---------------

    Property management
      fees . . . . . .           $45,072             39,451              2,314
    Reimbursement
     (at cost) for:
      Out-of-Pocket
       expenses. . . .           $17,587             18,061              6,329
                                 =======             ======              =====


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and 1994 and for the three month periods ended March 31, 1995 and 1994.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On October 23, 1985, the Partnership commenced an offering of $25,000,000 (subject to increase by up to $15,000,000) of Limited Partnership Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering of Limited Partnership Interests terminated April 15, 1986. A total of 25,015 Interests were assigned to the public between October 23, 1985 and May 16, 1986.

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at March 31, 1995.

On April 12, 1995, the Joint Venture sold Barton Creek Landing Apartments for $14,871,600 in an all cash transaction. As described in Notes 3 and 4 of Notes to Consolidated Financial Statements, the Partnership received approximately $8,950,000 in cash in April 1995 of which $5,000,000 was used to retire the Partnership's bank debt. The remaining proceeds are being distributed to the partners via a special distribution of $140 per limited partnership interest.

At March 31, 1995, the Partnership and its consolidated joint venture had cash of $39,486 and short-term investments in asset management accounts of $518,748, which will be utilized for distributions to partners and for working capital requirements.

At March 31, 1995 the Partnership has total current assets of $602,322 and current liabilities of $369,903 and a current ratio of 1.63. Cash distributions have also increased. The Partnership distributed $64 per Limited Partnership Interest in 1993. This distribution increased 9% to $70 per Limited Partnership Interest in 1994. Including a special distribution of the net proceeds from the sale of the Barton Creek Landing Apartments equal to $140 per limited partnership interest, cash distributions are anticipated to be $206 per Limited Partnership Interest in 1995.

In August 1993, the Partnership replaced its existing bank debt. This note was repaid in full in April 1995 from the proceeds of the sale of the Barton Creek Landing Apartments.

On January 30, 1993, Komori America, Inc. entered into a new lease agreement to occupy 20,833 square feet of the 50,000 square foot distribution center. The lease became effective on August 16, 1993, upon expiration of their previous lease for 100% of the space of the distribution center. In February 1994 Komori America, Inc. amended their lease to occupy an additional 4,167 square feet of the distribution center bringing their total occupancy to 25,000 square feet. Samsung America, Inc. has leased the remaining 25,000 square feet of the distribution center effective March 6, 1994. See Note 2(c) of Notes to Consolidated Financial Statements.

As described in Note 2(d) of Notes to Consolidated Financial Statements the Partnership sold Walker's Mark Apartments in Dallas, Texas for $6,585,000 on August 19, 1993. The Partnership received $911,617 in cash (net of closing costs) at closing and a note receivable for $5,485,000. The note provides for monthly payments of interest only in the amount of $34,281 for 50 months, at which time the note balance is due. The Partnership used the funds from the sale, together with working capital reserves, to pay its note payable down to $5,000,000.

The Corporate General Partner will continue to explore selling each of the properties at a time when, from the standpoint of maximizing value, it makes the most sense.

RESULTS OF OPERATIONS

At March 31, 1995, the Partnership owned four investment properties, consisting of two apartment complexes, a distribution center and a warehouse/research facility.

The increase in rental income for the three months ended March 31, 1995 compared to 1994 of approximately $84,500 (9.5%) is primarily due to rental increases at Barton Creek Landing Apartments in Austin, Texas ($57,800) and at the Rolling Meadows distribution center ($24,900). The increase in charges to tenant for the three months ended March 31, 1995 compared to 1994 of approximately $21,000 (160%) is primarily due to the distribution center being fully occupied in the first quarter of 1995 as Samsung America Inc.'s lease for 50% of the distribution center commenced March 6, 1994. Interest income increased approximately $5,100 (4.9%) for the three months ended March 31, 1995 compared to 1994. This increase is primarily attributable to increased interest rates and amounts held in interest bearing short-term asset management accounts. Other income remained essentially flat for the three months ended March 31, 1995 as compared to 1994. Property operating expenses decreased approximately $8,800 (2.8%) for the three months ended March 31, 1995 compared to 1994. This decrease is primarily attributable to leasing commissions which were paid in 1994 for Samsung America Inc.'s lease. The increase in depreciation expense of approximately $8,500 (5.8%) for the three months ended March 31, 1995 compared to 1994 is primarily attributable to increase in personal property at the properties. The increase in interest expense of approximately $33,400 (41.9%) for the three months ended March 31, 1995 as compared to 1994 is due to the increase in interest rates. Management fees paid to an affiliate of General Partner increased approximately $5,600 (14.2%) for the three months ended March 31, 1995 as compared to 1994. This increase is primarily attributable to the increases in rental income and charges to tenants. Professional services have remained essentially flat for the three months ended March 31, 1995 as compared to 1994. Operating income for the three months ended March 31, 1995 as compared to 1994 increased by $67,910 to $464,052 (17.1%) and net income increased by $44,922 to $351,756
(14.6%) over the same period.

                                           OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
Barton Creek Landing
  Apartments
  Austin, Texas. . . . . . .    90%      98%      99%       94%    96%

Oak View Apartments
  Augusta, Georgia . . . . .    98%      98%      98%       98%    99%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois.   100%     100%     100%      100%   100%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . .   100%     100%     100%      100%   100%




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits:

            27.    Financial Data Schedule


     (b)    Reports on Form 8-K:

            None
                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LINCAM PROPERTIES LTD. SERIES 85

                              By:  LINCAM PROPERTIES, INC.
                                   Corporate General Partner

                              By:  /s/ John E. Allen
                                   ------------------------------
                                   John E. Allen
                                   President of Corporate
                                   General Partner

                              Date:May 11, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By:  LINCAM PROPERTIES, INC.
                                   Corporate General Partner


                              By:  /s/ Gregory T. Mutz
                                   ------------------------------
                                   Gregory T. Mutz
                                   Chairman and Director
                                   Principal Executive Officer


                              By:  /s/ John E. Allen
                                   ------------------------------
                                   John E. Allen
                                   President and Director


                              By:  /s/ Charles C. Kraft
                                   ------------------------------
                                   Charles C. Kraft, Treasurer
                                   Principal Financial Officer and
                                   Principal Accounting Officer

                              Date:May 11, 1995