Form 10-Q
period 1995-06-30
LINCAM PROPERTIES LTD SERIES 85
filed 1995-08-11
CIK 774489

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter ended June 30, 1995       Commission File No. 2-99673




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



Indicate by check (x) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No ______

Part I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                       LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                                                  (UNAUDITED)

                                                                    ASSETS
                                                                    ------

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $    546,781         823,430
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .             10,850          37,901
  Receivable from tenant . . . . . . . . . . . . . . . . . . . . . . . . .              7,845          61,679
                                                                                 ------------    ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .            565,476         923,010
                                                                                 ------------    ------------
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,485,000       5,485,000
                                                                                 ------------    ------------
Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,399,174       4,933,945
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . . .         12,002,500      22,307,104
                                                                                 ------------    ------------
                                                                                   14,401,674      27,241,049
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .         (2,751,484)     (5,588,495)
                                                                                 ------------    ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . .         11,650,190      21,652,554

Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .              --             86,655
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            187,496         304,856
                                                                                 ------------    ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 17,888,162      28,452,075
                                                                                 ============    ============
                                                                 LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                 LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                                 --------------------------------------------

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     24,618          77,063
  Unearned income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              1,952
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .              --             14,383
  Funds held for others. . . . . . . . . . . . . . . . . . . . . . . . . .             75,863         126,586
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .             61,552           --
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .            140,163         427,116
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .             32,913         113,228
                                                                                 ------------    ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .            335,109         760,328
Note payable (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . .              --          5,000,000
                                                                                 ------------    ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .            335,109       5,760,328
                                                                                 ------------    ------------
Venture partners' investment in venture. . . . . . . . . . . . . . . . . .              --          4,106,229
                                                                                 ------------    ------------
Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .              2,000           2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . .             97,272          63,124
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .           (146,558)       (102,086)
                                                                                 ------------    ------------
                                                                                      (47,286)        (36,962)
                                                                                 ------------    ------------
  Limited Partners:
    Interest of $1,000.  Authorized 40,001 Interests;
      issued and outstanding, 25,016 Interests . . . . . . . . . . . . . .         22,479,645      22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . .          9,686,129       6,305,454
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (14,565,435)    (10,162,619)
                                                                                 ------------    ------------
                                                                                   17,600,339      18,622,480
                                                                                 ------------    ------------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . .         17,553,053      18,585,518
                                                                                 ------------    ------------
          Total liabilities and partners' capital. . . . . . . . . . . . .       $ 17,888,162      28,452,075
                                                                                 ============    ============

                                         See accompanying notes to consolidated financial statements.

                                                       LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                  (UNAUDITED)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          1995           1994           1995          1994
                                                      -----------     ----------    -----------    -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .     $  469,988        921,166      1,447,523      1,814,221
  Charges to tenants . . . . . . . . . . . . . . .         42,021         31,517         76,116         44,636
  Interest income. . . . . . . . . . . . . . . . .        140,852        106,186        251,144        211,349
  Other income . . . . . . . . . . . . . . . . . .          8,957         18,610         31,493         39,057
                                                      -----------     ----------    -----------    -----------
        Total income . . . . . . . . . . . . . . .        661,818      1,077,479      1,806,276      2,109,263
                                                      -----------     ----------    -----------    -----------
Expenses:
  Property operating expenses. . . . . . . . . . .        178,376        362,901        487,937        668,009
  Depreciation . . . . . . . . . . . . . . . . . .         92,337        153,132        248,175        300,416
  Interest . . . . . . . . . . . . . . . . . . . .         15,233         87,582        128,434        167,377
  Management fees paid to the
    General Partner. . . . . . . . . . . . . . . .         18,771         40,039         63,843         79,490
  Professional services. . . . . . . . . . . . . .         19,472         19,730         39,245         40,545
  Amortization of deferred expenses. . . . . . . .          1,733         12,999         14,731         25,997
  General and administrative . . . . . . . . . . .         11,646          4,961         35,609         35,152
                                                      -----------     ----------    -----------    -----------
        Total expenses . . . . . . . . . . . . . .        337,568        681,344      1,017,974      1,316,986
                                                      -----------     ----------    -----------    -----------

        Operating income . . . . . . . . . . . . .        324,250        396,135        788,302        792,277

Gain on sale of investment property. . . . . . . .      4,769,685          --         4,769,685          --

Venture partner's share of
  venture's operations . . . . . . . . . . . . . .     (1,958,944)       (85,327)    (2,071,240)      (174,635)
                                                      -----------     ----------    -----------    -----------
        Net income before extra-
         ordinary item . . . . . . . . . . . . . .      3,134,991        310,808      3,486,747        617,642

                                                               LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          1995           1994           1995          1994
                                                      -----------     ----------    -----------    -----------

        Extraordinary item:
          Loss on early extinguishment
            of debt. . . . . . . . . . . . . . . .         71,924           --           71,924          --
                                                      -----------     ----------    -----------    -----------

        Net income . . . . . . . . . . . . . . . .    $ 3,063,067        310,808      3,414,823        617,642
                                                      ===========     ==========    ===========    ===========
        Net income per limited
         partnership unit:
          Before extraordinary item. . . . . . . .    $    124.07          12.30         137.99          24.44
          Extraordinary item . . . . . . . . . . .           2.85          --              2.85          --
                                                      -----------     ----------    -----------    -----------
          Net income . . . . . . . . . . . . . . .    $    121.22          12.30         135.14          24.44
                                                      ===========     ==========    ===========    ===========

        Cash distributions per limited
          partnership interest . . . . . . . . . .    $    158.00          18.00         176.00          34.00
                                                      ===========     ==========    ===========    ===========
















                                         See accompanying notes to consolidated financial statements.

                                                       LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                  (UNAUDITED)

                                                                                      1995              1994
                                                                                  ------------     ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,414,823          617,642
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .    (4,769,685)           --
    Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . . .        71,924            --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       248,175          300,416
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,731           25,997
    Venture Partner's share of income. . . . . . . . . . . . . . . . . . . . . .     2,071,240          174,635
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses and other current assets . . . . .        27,051           (8,106)
      Decrease in receivable from tenant . . . . . . . . . . . . . . . . . . . .        53,834            --
      Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . .       117,360            4,949
      Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . .       (52,445)         (40,981)
      Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . . . .        (1,952)            (932)
      Decrease in accrued interest payable . . . . . . . . . . . . . . . . . . .       (14,383)            (737)
      Decrease in funds held for others. . . . . . . . . . . . . . . . . . . . .       (50,723)         (50,443)
      Increase in amounts due to affiliates. . . . . . . . . . . . . . . . . . .        61,552            --
      Decrease in accrued real estate taxes. . . . . . . . . . . . . . . . . . .      (286,953)        (124,147)
      Increase (decrease) in tenant security deposits. . . . . . . . . . . . . .       (80,315)           4,735
                                                                                  ------------      -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,590,589)         285,386
                                                                                  ------------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . .       824,234          903,028
                                                                                  ------------      -----------
Cash flows from (for) investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . .        (7,695)        (133,495)
  Net cash proceeds from sale of investment property . . . . . . . . . . . . . .    14,531,569            --
                                                                                  ------------      -----------

          Net cash provided by (used in) investing activities. . . . . . . . . .    14,523,874         (133,495)
                                                                                  ------------      -----------

                                                                 LINCAM PROPERTIES LTD. SERIES 85
                                                            (A LIMITED PARTNERSHIP)
                                                           AND CONSOLIDATED VENTURE

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1995              1994
                                                                                  ------------     ------------
Cash flows for financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .    (4,402,816)        (850,544)
  Cash distributions to General Partners . . . . . . . . . . . . . . . . . . . .       (44,472)          (8,591)
  Cash distributions to Venture Partner. . . . . . . . . . . . . . . . . . . . .    (6,177,469)        (240,000)
  Decrease in note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,000,000)           --
                                                                                  ------------      -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . .   (15,624,757)      (1,099,135)
                                                                                  ------------      -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      (276,649)        (329,602)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .       823,430          825,370
                                                                                  ------------      -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .  $    546,781          495,768
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

                          JUNE 30, 1995 AND 1994

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

                         SIX MONTHS ENDED          SIX MONTHS ENDED
                          JUNE 30, 1995             JUNE 30, 1994
                    ------------------------   -------------------------
                     GAAP BASIS    TAX BASIS   GAAP BASIS    TAX BASIS
                    -----------    ---------   ----------    ---------

Total assets . . . .$17,888,162   17,144,399   28,403,714   17,669,982

Partners' capital
 (deficits):
  General Partners .$   (47,286)    (147,602)     (35,200)    (151,603)
  Limited Partners .$17,600,339   16,173,312   18,796,866   15,777,338

Net income:
  General Partners .$    34,148       50,868        6,176        5,387
  Limited Partners .$ 3,380,675    5,035,891      611,466      533,357

Net income per
 limited partnership
 interest. . . . . . $     135.14     201.31        24.44        21.32


     The net income and cash distributions per limited partnership interest, as presented for the six month periods ended June 30, 1995 and 1994 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

                          JUNE 30, 1995 AND 1994

                                (UNAUDITED)


     Certain amounts in the consolidated 1994 financial statements have been reclassified to conform to the 1995 presentation.

(2)  INVESTMENT PROPERTIES

     (A)  GENERAL

     The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex, owned through the joint venture, was sold in April, 1995. All three of the properties owned at June 30, 1995 were completed and in operation.

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

     (C)     5521 MEADOWBROOK COURT DISTRIBUTION CENTER

     On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America, Inc. since February 11, 1991.
Komori America, Inc. has entered into a new thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the new lease the tenant will occupy approximately 41.67% of the distribution center and pay a base rent of $4.85 per square foot in year one. The base rent increases to $4.90 on August 1, 1994. Komori America, Inc. has amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc. currently occupies 50% of the distribution center and is responsible for 50% of all operating expenses including real estate taxes, during 1994.

                     LINCAM PROPERTIES LTD. SERIES 85
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1995 AND 1994

                                (UNAUDITED)


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

     The Partnership's purchase price was $7,840,000, excluding closing costs, fees, reserves and prorations, and was determined by arm's-length negotiations.

     An affiliate of the General Partners manages the property for a fee equal to 1% of the gross revenue of the property.

(3)  VENTURE AGREEMENT - LINCAM BARTON VENTURE

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

                          JUNE 30, 1995 AND 1994

                                (UNAUDITED)


     Under the terms of the Joint Venture Agreement, all costs incurred by the Joint Venture and all profits and losses and cash distributions will be shared by the Partnership and its venture partner in proportion to their ownership percentages (60% and 40%, respectively).

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay debt (see Note 4 of Notes to Consolidated Financial Statements) and make a special distribution of $3,537,616 or $140 per limited partnership interest.

(4)  NOTE PAYABLE

     The Partnership paid the $5,000,000 note which was owed to a bank in full in April 1995 upon closing of the sale of the Barton Creek Landing Apartments.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the six months ended June 30, 1995 and 1994 are summarized as follows:


                         Six Months        Six Months
                            Ended             Ended          Unpaid at
                           June 30,          June 30,         June 30,
                            1995              1994             1995
                         ----------        ----------       ----------

Property management fees    $63,843            79,490            --
Reimbursement (at cost) for:
  Out-of-Pocket expenses    $34,836            35,885           1,552
                            =======            ======          ======


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and December 31, 1994 and for the six-month periods ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at June 30, 1995.

     On April 12, 1995, the Joint Venture sold Barton Creek Landing Apartments for $14,871,600 in an all cash transaction. As described in Notes 3 and 4 of Notes to Consolidated Financial Statements, the Partnership received approximately $9,060,000 in cash of which $5,000,000 was used to retire the Partnership's bank debt. Of the remaining proceeds, $140 per limited partnership interest was distributed to the partners via a special distribution. The remaining cash of approximately $520,000 is being held or has been used for working capital needs.

     At June 30, 1995, the Partnership and its consolidated joint venture had cash of $212,881 and short-term investments in asset management accounts of $333,900 which will be utilized for distributions to partners and for working capital requirements.

     At June 30, 1995 the Partnership has total current assets of $565,476 and current liabilities of $335,109 and a current ratio of 1.69. Cash distributions have also increased. The Partnership distributed $52 per Limited Partnership Interest in 1993. This distribution increased 23% to $64 per Limited Partnership Interest in 1994. Including a special distribution of the net proceeds from the sale of Barton Creek Landing Apartments equal to $140 per limited partnership interest, cash distributions are anticipated to be $206 per Limited Partnership Interest in 1995.

     In August 1993, the Partnership replaced its existing bank debt. This note was repaid in full in April 1995 from the proceeds of the sale of Barton Creek Landing Apartments.

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

RESULTS OF OPERATIONS

     At June 30, 1995, the Partnership owned three investment properties, consisting of one apartment complex, a distribution center and a warehouse/research facility. Another apartment complex, owned through joint venture, was sold in April, 1995 for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay the note payable and make a special distribution ($140 per limited partnership interest) to the partners.

     The decrease in rental income for the six months ended June 30, 1995 compared to 1994 of approximately $366,700 (20.2%) is primarily due to less rental income collected at Barton Creek Landing Apartments ($405,200) due to its being sold on April 12, 1995. This decrease was partially offset by increases in rental income at the Rolling Meadows distribution center ($33,600) and at Oak View Apartments in Augusta, Georgia ($4,900). The increase in charges to tenants for the six months ended June 30, 1995 compared to 1994 of approximately $31,500 (70.5%) is attributable to 1) the distribution center being fully occupied in the first six months of 1994 ($10,150) as Samsung America, Inc.'s lease for 50% of the distribution center commenced March 6, 1994; and 2) increased real estate taxes and maintenance costs being paid directly by the Partnership and reimbursed by the tenants ($21,350). Interest income increased approximately $39,800 (18.8%) for the six months ended June 30, 1995 compared to 1994. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts from April 12, 1995 until May 31, 1995. The decrease in other income of approximately $7,560 (19.4%) is primarily due to the sale of Barton Creek Landing Apartments. Property operating expenses decreased approximately $180,100 (27%) for the six months ended June 30, 1995 compared to 1994. This decrease is primarily attributable to 1) the Barton Creek Landing Apartments being sold ($167,800); and 2) leasing commissions paid in 1994 for Samsung America Inc.'s lease ($12,900). The decrease in depreciation expense of approximately $52,000 for the six months ended June 30, 1995 compared to 1994 is primarily due to Barton Creek Landing Apartments being sold ($60,800). This decrease was partially offset by increases in property placed in service during the second quarter of 1994 at the distribution center ($9,300). The repayment of the $5,000,000 note payable on April 12, 1995 resulted in a decrease of interest expense of approximately $38,900 (23.3%) for the six months ended June 30, 1995 compared to 1994.
Management fees paid to an affiliate of the General Partners decreased approximately $15,600 (19.7%) for the six months ended June 30, 1995 compared to 1994. The sale of the Barton Creek Landing Apartments accounted approximately for a $21,000 decrease in management fees. This decrease was partially offset by an increase in rental income and charges to tenants of the distribution center. Professional services and general and administrative expenses have remained essentially flat for the six months ended June 30, 1995 compared to 1994. Amortization of deferred expenses decreased approximately $11,300 (43.3%) for the six months ended June 30, 1995 compared to 1994 due to the early repayment of the note payable. This write-off of deferred expenses is captioned as a loss on early extinguishment of debt ($71,924) on the consolidated statement of operations.

     For the six months ended June 30, 1995, net operating income was $788,302 or $31.20 per limited partnership interest. The partnership also recognized a gain on sale of investment property, net of minority interest of $2,861,811 or $113.26 per limited partnership interest. After an extraordinary loss of $71,924 on early extinguishment of debt, the net income for the six months ended June 30, 1995 was $3,414,823 or $135.14 per limited partnership interest.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1994                               1995
                                            -------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
Barton Creek Landing Apartments
  Austin, Texas. . . . . . . . . .     90%        98%        99%        94%      96%      N/A

Oak View Apartments
  Augusta, Georgia . . . . . . . .     98%        98%        98%        98%      99%      88%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . . .    100%       100%       100%       100%     100%     100%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . . . . .    100%       100%       100%       100%     100%     100%

- --------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           27.      Financial Data Schedule


    (b)    Reports on Form 8-K

           1)       Form 8-K dated April 12, 1995.

           2)       Form 8-K/A No. 1 dated April 12, 1995.


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

                    LINCAM PROPERTIES LTD. SERIES 85

                    By: LINCAM PROPERTIES, INC.
                        Corporate General Partner

                    By: /S/ JOHN E. ALLEN
                        John E. Allen
                        President of Corporate
                        General Partner

                    Date:August 7, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By: LINCAM PROPERTIES, INC.
                        Corporate General Partner


                    By: /S/ GREGORY T. MUTZ
                        Gregory T. Mutz
                        Chairman and Director
                        Principal Executive Officer


                    By: /S/ JOHN E. ALLEN
                        John E. Allen
                        President and Director


                    By: /S/ CHARLES C. KRAFT
                        Charles C. Kraft, Treasurer
                        Principal Financial Officer and
                        Principal Accounting Officer

                    Date:August 7, 1995