Form 10-Q
period 1995-09-30
LINCAM PROPERTIES LTD SERIES 85
filed 1995-11-14
CIK 774489

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995 Commission File Number 2-99673



                   LINCAM PROPERTIES LTD. SERIES 85
          (Exact name of registrant as specified in charter)


      ILLINOIS                              36-3377785
(State of Organization)               (I.R.S. Employer Identification No.)


     125 SOUTH WACKER DRIVE, SUITE 3100, CHICAGO, ILLINOIS  60606
                (Address of principal executive office)


Registrant's telephone number, including area code:  (312) 443-1477


Indicate by check (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___  No ______

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

                      CONSOLIDATED BALANCE SHEETS

               September 30, 1995 and December 31, 1994

                              (Unaudited)

                                ASSETS

                                               1995            1994
                                               _____          _____
Current assets:
  Cash and cash equivalents. . . . . .    $    559,800         823,430
  Prepaid expenses and other . . . . .          33,812          37,901
  Receivable from tenant . . . . . . .           7,845          61,679
                                          ____________     ___________
     Total current assets. . . . . . .         601,457         923,010
                                          ____________     ___________

Note receivable. . . . . . . . . . . .       5,485,000       5,485,000
                                          ____________     ___________

Investment properties, at close (notes 2 and 3):
  Land . . . . . . . . . . . . . . . .       2,399,174       4,933,945
  Building and improvements. . . . . .      12,004,267      22,307,104
                                          ____________     ___________
                                            14,403,441      27,241,049
  Less accumulated depreciation. . . .      (2,835,403)     (5,588,495)
                                          ____________     ___________
     Total investment properties, net of
      accumulated depreciation . . . .      11,568,038      21,652,554
Deferred expenses, net . . . . . . . .            -             86,655
Other assets . . . . . . . . . . . . .         175,201         304,856
                                          ____________     ___________
     Total assets. . . . . . . . . . .    $ 17,829,696      28,452,075
                                          ____________     ___________

             LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)

Current liabilities:
  Accounts payable . . . . . . . . . .          37,598          77,063
  Unearned income. . . . . . . . . . .            -              1,952
  Accrued interest payable . . . . . .            -             14,383
  Funds held for others (note 2) . . .         100,879         126,586
  Accrued real estate taxes. . . . . .         180,702         427,116
  Tenant security deposits . . . . . .          32,803         113,228
                                          ____________     ___________
     Total current liabilities . . . .         351,982         760,328

Note payable (note 4). . . . . . . . .            -          5,000,000
                                          ____________     ___________
     Total liabilities . . . . . . . .         351,982       5,760,328
                                          ____________     ___________

Venture partners' investment
  in venture . . . . . . . . . . . . .            -          4,106,229
                                          ____________     ___________

Partners' capital (deficits) (note 1):
  General Partner:
     Capital contributions . . . . . .           2,000           2,000
     Allocated portion of cumulative
      net income . . . . . . . . . . .         100,310          63,124
     Cumulative cash distributions . .        (150,349)       (102,086)
                                          ____________     ___________
                                               (48,039)        (36,962)
                                          ____________     ___________
Limited Partners:
  Interests of $1,000.  Authorized 40,001
     Interests; issued and outstanding,
     25,016 Interests. . . . . . . . .      22,479,645      22,479,645
  Allocated portion of cumulative
     net income. . . . . . . . . . . .       9,986,783       6,305,454
  Cumulative cash distributions. . . .     (14,940,675)    (10,162,619)
                                          ____________     ___________
                                            17,525,753      18,622,480
                                          ____________     ___________
     Total partners' capital . . . . .      17,477,714      18,585,518
                                          ____________     ___________

     Total liabilities and
       partners' capital . . . . . . .    $ 17,829,696      28,452,075
                                          ____________     ___________

     See accompanying notes to consolidated financial statements.

                   LINCAM PROPERTIES. LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

                 CONSOLIDATED STATEMENT OF OPERATIONS

        Three and nine months ended September 30, 1995 and 1994

                              (Unaudited)

                         Three Months Ended          Nine Months Ended
                        Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                          1995         1994          1995         1994
                       __________    _________     _________    _________

Income:
  Rental income. . . . . $395,308      966,240     1,842,831    2,780,461
  Charges to tenants . .   35,882       44,606       111,998       89,242
  Interest income. . . .  110,689      109,431       361,833      320,780
  Other income . . . . .    5,157       20,871        36,650       59,928
                         ________    _________     _________    _________
     Total income. . . .  547,036    1,148,148     2,353,312    3,250,411
                         ________    _________     _________    _________

Expenses:
  Property operating
     expenses. . . . . .  105,873      319,337       593,810      987,346
  Depreciation . . . . .   83,919      156,319       332,094      456,735
  Interest . . . . . . .       56       96,964       128,490      264,341
  Management fees paid to
     the General Partner
     (note 5). . . . . .   16,221       47,403        80,064      126,893
  Professional services.   21,223       13,773        60,468       54,318
  Amortization of deferred
     expenses. . . . . .     -          12,998        14,731       38,995
  General and
     administrative. . .   19,195       16,909        54,804       52,061
                         ________    _________     _________    _________
     Total expenses. . .  246,487      663,703     1,264,461    1,980,689
                         ________    _________     _________    _________

     Operating income. .  300,549      477,445     1,088,851    1,269,722

Gain on sale of
  investment property. .     (810)        -        4,768,875         -

Venture partners' share of
  ventures' operations
  (note 3) . . . . . . .    3,953     (104,722)   (2,067,287)    (279,357)
                          _______    _________    __________    _________
  Net income before
     extraordinary item.  303,692      372,723     3,790,439      990,365

  Extraordinary item:
     Loss on early
       extinguishment
       of debt . . . . .     -            -           71,924         -
                          _______    _________     _________    _________

  Net income . . . . . . $303,692      372,723     3,718,515      990,365
                          _______    _________     _________    _________

Net income per limited
  partnership unit:
  Before extraordinary
     item. . . . . . . .   $12.02        14.75        150.01        39.19
  Extraordinary item . .   $  -            -            2.85          -
                           ______        _____        ______        _____
  Net income . . . . . .   $12.02        14.75        147.16        39.19
                           ______        _____        ______        _____

  Cash distribution per
     limited partnership
     interest. . . . . .   $15.00        18.00        191.00        52.00
                           ______        _____        ______        _____

         See accompanying notes to consolidated financial statements.

                       LINCAM PROPERTIES LTD. SERIES 85
               (a limited partnership) and Consolidated Venture

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine months ended September 30, 1995 and 1994

                                  (Unaudited)

                                                1995            1994
                                                ____            ____

Cash flows from operating activities:
 Net income. . . . . . . . . . . . . .    $  3,718,515         990,365
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Gain on sale of
    investment property. . . . . . . .      (4,768,875)           -
   Loss on early
    extinguishment of debt . . . . . .          71,924            -
   Depreciation. . . . . . . . . . . .         332,094         456,735
   Amortization. . . . . . . . . . . .          14,731          38,995
   Venture Partners' share of income .       2,067,287         279,357
   Changes in assets and liabilities:
    Decrease in prepaid expenses and
     other assets. . . . . . . . . . .           4,089          35,081
    Decrease in receivable from tenant          53,834            -
    Decrease in other assets . . . . .         129,655          10,096
    Decrease in accounts payable . . .         (39,465)        (36,784)
    Decrease in unearned income. . . .          (1,952)         (1,406)
    Decrease in accrued
     interest payable. . . . . . . . .         (14,383)          1,149
    Decrease in funds held for others.         (25,707)         (8,535)
    Decrease in accrued
     real estate taxes . . . . . . . .        (246,414)        (61,507)
    Increase (decrease) in
     tenant security deposits. . . . .         (80,425)          6,092
                                          ____________     ___________

    Total adjustments. . . . . . . . .      (2,503,607)        719,273
                                          ____________     ___________
   Net cash provided by
    operating activities . . . . . . .       1,214,908       1,709,638
                                          ____________     ___________

Cash flows from (for) investing activities:
 Additions to buildings
  and improvements . . . . . . . . . .          (9,462)       (143,375)
 Net cash proceeds from sale
  of investment properties . . . . . .      14,530,759            -
                                          ____________     ___________
   Net cash provided by
    (used in) investment activities. .      14,521,297        (143,375)
                                          ____________     ___________

Cash flow for financing activities:
 Cash distributions to Limited Partners     (4,778,056)     (1,300,833)
 Cash distributions to General Partners        (48,263)        (13,139)
 Cash distributions to Venture Partner      (6,173,516)       (360,000)
 Decrease in note payable. . . . . . .      (5,000,000)           -
                                          ____________     ___________
   Net cash used in financing activities   (15,999,835)     (1,673,972)
                                          ____________     ___________

Net decrease in cash and
 cash equivalents. . . . . . . . . . .        (263,630)       (107,709)
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . .         823,430         825,370
                                          ____________     ___________
Cash and cash equivalents at
 end of period . . . . . . . . . . . .    $    559,800         717,661
                                          ____________     ___________

         See accompanying notes to consolidated financial statements.

                       LINCAM PROPERTIES LTD. SERIES 85
               (a limited partnership) and Consolidated Venture

                  Notes to Consolidated Financial Statements

                          September 30, 1995 and 1994

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

                                       Nine Months Ended  Nine Months Ended
                                        Sept. 30, 1995      Sept. 30, 1994
                                      ________________________________________

                                  GAAP                 TAX  GAAP                 TAX
                                  BASIS              BASIS  BASIS              BASIS
                                  ___________   __________  __________    __________
      Total assets . . . . . . . .$17,829,696   17,399,105  28,417,836    17,591,212

     Partners' capital (deficits):
       General Partners. . . . . .$   (48,039)    (148,459)    (36,021)     (152,786)
       Limited Partners. . . . . .$17,525,753   16,088,588  18,715,573    15,660,239

      Net income:
       General Partners. . . . . .$     37,185      53,802       9,904         8,753
       Limited Partners. . . . . .$  3,681,330   5,326,407     970,461       866,546

      Net income per limited
       partnership interest. . . .$     147.16      212.92       39.19         34.64

      The net income and cash distributions per limited partnership interest, as presented for the nine month periods ended September 30, 1995 and 1994 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

(2)   INVESTMENT PROPERTIES

      (a)  General
           _______

           The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex, owned through the joint venture, was sold in April, 1995. All three of the properties owned at September 30, 1995 were completed and in operation.

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

      (b)  Oak View Apartments
           ___________________

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


      (c)  5521 Meadowbrook Court Distribution Center
           __________________________________________

           On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America, Inc. since February 11, 1991. Komori America, Inc. has entered into a thirty-two month lease agreement which commenced August 16, 1993. Under the terms of this lease the tenant will occupy approximately 41.67% of the distribution center and pay a base rent of $4.85 per square foot in year one. The base rent increased to $4.90 on August 1, 1994. Komori America, Inc. has amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc. currently occupies 50% of the distribution center and is responsible for 50% of all operating expenses including real estate taxes, during 1994.

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

      (d)  Walker's Mark Apartments
           ________________________

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

      (e)  1880 Country Farm Drive Facility
           ________________________________

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

      Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating income as a percentage of cost to income capitalization rates for comparable properties. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. At September 30, 1995 none of the investment assets were so impaired.

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

(5)   TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the nine months ended September 30, 1995 and 1994 are summarized as follows:

                             Nine Months Ended  Nine Months Ended   Unpaid At
                              Sept. 30, 1995      Sept. 30, 1994   Sept. 30, 1995
                            __________________  _________________ _______________

Property management fees               $80,064            126,893           -
Reimbursement (at cost) for:
Out-of-Pocket expenses                 $53,584             52,794           -
                                       _______            _______       ________
                                       _______            _______       ________

(6)   ADJUSTMENTS

      In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and December 31, 1994 and for the nine-month periods ended September 30, 1995 and 1994.


Item 2.Management Discussion and Analysis of Results of Financial Condition and Results of Operations

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at September 30, 1995.

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

At September 30, 1995, the Partnership and its consolidated joint venture had cash of $169,519 and short-term investments in asset management accounts of $390,281 which will be utilized for distributions to partners and for working capital requirements.

At September 30, 1995 the Partnership has total current assets of $601,457 and current liabilities of $351,982 and a current ratio of 1.71. The Partnership distributed $52 per Limited Partnership Interest in 1993. This distribution increased 23% to $64 per Limited Partnership Interest in 1994. Including a special distribution of the net proceeds from the sale of Barton Creek Landing Apartments equal to $140 per limited partnership interest, cash distributions are anticipated to be $206 per Limited Partnership Interest in 1995.

In August 1993, the Partnership replaced its existing bank debt. This note was repaid in full in April 1995 from the proceeds of the sale of Barton Creek Landing Apartments.

On January 30, 1993, Komori America, Inc. entered into a new lease agreement to occupy 20,833 square feet of the 50,000 square foot distribution center. The lease became effective on August 16, 1993, upon expiration of their previous lease for 100% of the space of the distribution center. In February 1994 Komori America, Inc. amended their lease to occupy an additional 4,167 square feet of the distribution center bringing their total occupancy to 25,000 square feet. Samsung America, Inc. has entered into a thirty-eight month lease for the remaining 25,000 square feet of the distribution center effective March 6, 1994. See Note 2(c) of Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

At September 30, 1995, the Partnership owned three investment properties, consisting of one apartment complex, a distribution center and a warehouse/research facility. Another apartment complex, owned through joint venture, was sold in April, 1995 for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay the note payable and make a special distribution ($140 per limited partnership interest) to the partners.

The decrease in rental income for the nine months ended September 30, 1995 compared to 1994 of approximately $937,600 (33.7%) is primarily due to less rental income collected at Barton Creek Landing Apartments ($970,700) due to its being sold on April 12, 1995. This decrease was partially offset by an increase in rental income at the Rolling Meadows distribution center ($34,400). The increase in charges to tenants for the nine months ended September 30, 1995 compared to 1994 of approximately $22,800 (25.5%) is attributable to 1) the distribution center being fully occupied in the first nine months of 1995 ($10,150) as Samsung America, Inc.'s lease for 50% of the distribution center commenced March 6, 1994; and 2) increased real estate taxes and maintenance costs being paid directly by the Partnership and reimbursed by the tenants ($12,650). Interest income increased approximately $41,100 (12.8%) for the nine months ended September 30, 1995 compared to 1994. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts from April 12, 1995 until May 31, 1995. The decrease in other income of approximately $23,300 (38.8%) is primarily due to the sale of Barton Creek Landing Apartments. Property operating expenses decreased approximately $393,500 (39.9%) for the nine months ended September 30, 1995 compared to 1994. This decrease is primarily attributable to 1) the Barton Creek Landing Apartments being sold ($390,600); and 2) leasing commissions paid in 1994 for Samsung America Inc.'s lease ($12,900). This decrease was partially offset by an increase in property operating expenses at Oak View Apartments of approximately $7,200. The decrease in depreciation expense of approximately $124,600 (27.3%) for the nine months ended September 30, 1995 compared to 1994 is primarily due to Barton Creek Landing Apartments being sold ($132,700). This decrease was partially offset by increases in property placed in service during the second quarter of 1994 at the distribution center ($9,300). The repayment of the $5,000,000 note payable on April 12, 1995 resulted in a decrease of interest expense of approximately $135,900 (51.4%) for the nine months ended September 30, 1995 compared to 1994. Management fees paid to an affiliate of the General Partners decreased approximately $46,800 (36.9%) for the nine months ended September 30, 1995 compared to 1994. The sale of the Barton Creek Landing Apartments accounted approximately for a $50,100 decrease in management fees. This decrease was partially offset by an increase in management fees due to the increases in rental income and charges to tenants at the distribution center.
Professional services increased approximately $6,200 (11.3%) for the nine months ended September 30, 1995 compared to 1994. This increase is primarily attributable to services associated with Barton Creek Landing Apartments. General and administrative expenses have remained essentially flat for the nine months ended September 30, 1995 compared to 1994. Amortization of deferred expenses decreased approximately $24,300 for the nine months ended September 30, 1995 compared to 1994 due to the early repayment of the note payable. This write-off of deferred expenses is captioned as a loss on early extinguishment of debt ($71,924) on the consolidated statement of operations.

For the nine months ended September 30, 1995, net operating income was $1,088,851 or $43.09 per limited partnership interest. The partnership also recognized a gain on sale of investment property, net of minority interest of $2,861,325 or $113.24 per limited partnership interest. After an extraordinary loss of $71,924 on early extinguishment of debt, the net income for the nine months ended September 30, 1995 was $3,718,515 or $147.16 per limited partnership interest.


                                   OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                        1994                       1995
                            ---------------------------   ----------------------------------------
                            at     at     at     at         at      at      at
                            3/31  6/30   9/30    12/31    3/31    6/30    9/30
                           -----------------------------  ---------------------------------------
Barton Creek Landing
Apartments
       Austin, Texas. . .    90%   98%    99%      94%    96%     N/A     N/A

Oak View Apartments
       Augusta, Georgia .    98%   98%    98%      98%    99%     88%     87%

5521 Meadowbrook Court
       Distribution Center
       Rolling Meadows,
       Illinois             100%  100%   100%     100%   100%    100%    100%

1880 Country Farm Drive
       Warehouse/
       Research Facility
       Naperville, IL . .   100%  100%   100%     100%   100%    100%    100%

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

Item 6.Exhibits and Reports on Form 8-K

     (a)   Exhibits:  27.  Financial Data Schedule

     (b)   Reports on Form 8-K:  None.

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

                            LINCAM PROPERTIES LTD. SERIES 85

                         By:  LINCAM PROPERTIES, INC.
                              Corporate General Partner

Date:  November 13, 1995 By:  /s/ John E. Allen
                              John E. Allen
                              President of Corporate
                              General Partner



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By:LINCAM PROPERTIES, INC.
                              Corporate General Partner


Date:  November 13, 1995 By:  /s/ Gregory T. Mutz
                              Gregory T. Mutz
                              Chairman and Director
                              Principal Executive Officer


Date:  November 13, 1995 By:  /s/ John E. Allen
                              John E. Allen
                              President and Director


Date:  November 13, 1995 By:  /s/ Charles C. Kraft
                              Charles C. Kraft, Treasurer
                              Principal Financial Officer and
                              Principal Accounting Officer