Form 10-K405
period 1995-12-31
LINCAM PROPERTIES LTD SERIES 85
filed 1996-03-29
CIK 774489

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.   20549

                                FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995        Commission File Number
                                                            2-99673

                       LINCAM  PROPERTIES LTD. SERIES 85
              (Exact name of registrant as specified in its charter)

            Illinois                                 36-3377785
(State of Organization)                (I.R.S. Employer Identification No.)

           125 South Wacker Drive, Suite 3100, Chicago, Illinois  60606
                   (Address of principal executive office)

Registrant's telephone number, including area code:  (312) 443-1477

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            ________________                    ____________________
                  None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED  PARTNERSHIP INTERESTS
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

The prospectus of the registrant dated October 23, 1985 as supplemented April 22, 1986 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                      PAGE


PART I

Item 1.   Business                                                       1

Item 2.   Properties                                                     3

Item 3.   Legal Proceedings                                              3

Item 4.   Submission of Matters to a Vote of Security Holders            3

PART II

Item 5.   Market for the Partnership's Limited Partnership Interests
            and Related Security Holder Matters                          4

Item 6.   Selected Financial Data                                        4

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    5

Item 8.   Financial Statements and Supplementary Data                    9

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                    23

PART III

Item 10.  Directors and Executive Officers of the Partnership           24

Item 11.  Executive Compensation                                        28

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                  28

Item 13.  Certain Relationships and Related Transactions                29

PART IV

Item 14.  Exhibits, Financial Statement Schedule,
            and Reports on Form 8-K                                     30

Signatures                                                              31
                                 PART I

ITEM 1.  BUSINESS

     The registrant, LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois to invest in income-producing real estate such as garden apartment complexes and smaller commercial properties, including neighborhood shopping centers, office/service centers and industrial buildings, located primarily in the Midwestern, Southwestern and Southeastern United States. The Partnership sold $25,015,000 in Limited Partnership Interests (the "Interests") to the public commencing on October 23, 1985 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-99673).

     The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Partnership has made the real property investments set forth in the following table:

      Name, Type of Property and                         Date of
               Location                Size             Purchase      Type of Ownership
      __________________________       ______           ________      _________________
1.    Barton Creek Landing            250 units         5/21/86       fee ownership of land and
      Apartments                                                      improvements (through
      Austin, TX                                                      joint venture
                                                                      partnership) (a) (d)

2.    Oak View Apartments             124 units         9/30/86       fee ownership of land and
      Augusta, GA                                                     improvements (b)

3.    5521 Meadowbrook Court          50,000 sq. ft.    1/12/87       fee ownership of land and
      Distribution Center             g.l.a.                          improvements (b)
      Rolling Meadows, IL

4.    Walker's Mark Apartments        164 units         7/29/87       fee ownership of land and
      Dallas, TX                                                      improvements (c)

5.    1880 Country Farm Road          162,000 sq. ft.   7/1/88        fee ownership of land and
      Warehouse/Research Facility                                     improvements (b)
      Naperville, IL

      _______________________

      (a)          Reference is made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for a description of the joint venture partnership through which the Partnership has made this real property investment.

      (b)          Reference is made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for a description of this real property investment.

      (c)          This property has been sold. Reference is made to Note 2 of Notes to Consolidated Financial
Statements filed with this annual report for a description of the sale of such real property investment.

      (d)          This property has been sold. Reference is made to Note 3 of Notes to Consolidated Financial
Statements filed with this annual report for a description of the sale of such real property investment.

                   _______________________

     In December 1986, the Partnership and its joint venture partner made additional capital contributions totalling $8,750,000 to the LincAm Barton Venture, as described in the Partnership's Report on Form 8-K for December 19, 1986, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for a further description of such transaction.

     In January 1987, the Partnership acquired the 5521 Meadowbrook
Court Distribution Center, as described in the Partnership's Report on Form 8-K for December 19, 1986, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for a further description of such transaction.

     In July 1987, the Partnership acquired the Walker's Mark
Apartments, as described in the Partnership's Report on Form 8-K for July 29, 1987, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for a further description of such transaction.

     In January 1988, the Partnership's fiscal year-end was changed from October 31, to December 31, as described in the Partnership's Report on Form 8-K for January 29, 1988, a copy of which report is hereby incorporated herein by reference.

     In July 1988, the Partnership acquired the 1880 Country Farm Road Facility, as described in the Partnership's Report on Form 8-K filed June 11, 1988, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for a further description of such transaction.

     In August 1993, the Partnership sold the Walker's Mark
Apartments, as described in the Partnership Report on Form 8-K/A No. 1 filed August 19, 1993, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for further description of such transaction.

     In April 1995, the Joint Venture sold the Barton Creek Landing Apartments, as described in the Partnership Report on Form 8-K/A No. 1 filed June 22, 1995, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for further description of such transaction.

          The Partnership has no employees.

     The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 11 to which reference is hereby made for description of such terms and transactions.

ITEM 2.            PROPERTIES

     The Partnership owns directly the unsold properties referred to in Item 1 to which reference is hereby made for a description of said properties.

     Included below is a list of approximate occupancy levels by quarter for the Partnership's investment properties during fiscal years 1994 and 1995:

                                                          1994                                          1995
                                         _________________________________________    ____________________________________________
                                         at         at           at           at       at           at            at           at
                                         3/31      6/30         9/30         12/31    3/31         6/30          9/30         12/31
                                         _________________________________________    ____________________________________________
Barton Creek Landing Apts.
Austin, TX . . . . . . . . . . . . . .      90%      98%         99%         94%       96%           N/A          N/A           N/A

Oak View Apartments
Augusta, GA. . . . . . . . . . . . . .      98%      98%         98%         98%       99%           88%          87%           85%

5521 Meadowbrook Court
Distribution Center
Rolling Meadows, IL                        100%     100%        100%        100%      100%          100%        100%           100%

1880 Country Farm Road
Naperville, IL . . . . . . . . . . . .     100%     100%        100%        100%      100%          100%         100%          100%

An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.

ITEM 3.            LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 791 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the General Partners will endeavor to assist an investor desiring to transfer his Interests and may utilize the services of broker-dealers in this regard. The price to be paid for the Interests as well as the commission to be received by the broker-dealer will be subject to negotiation by the investor. The General Partners will not redeem or repurchase Interests.

     Reference is made to Item 6 on the following page for a discussion of cash distributions made to the Limited Partners.

ITEM 6.            SELECTED FINANCIAL DATA(a)

                               LINCAM PROPERTIES LTD. SERIES 85
                      (a limited partnership) and Consolidated Venture

                   Years ended December 31, 1995, 1994, 1993, 1992, and 1991

                        (not covered by Independent Auditors' Report)


                                         1995                   1994                  1993              1992              1991
                                     ______________       ______________        ______________     ______________   _______________
Total income . . . . . . . . . . . .   $ 2,907,891             4,380,033             4,640,228          4,696,992         4,443,356

Gain on sale of investment
 property .. . . . . . . . . . . . .   $ 4,768,875                  -                1,300,556               -                 -

Net income . . . . . . . . . . . . .   $ 3,998,801             1,351,167             2,662,473          1,213,493           602,930

Net income per Interest(b)             $    158.25                 53.47                105.37              48.02             23.86

Total assets . . . . . . . . . . . .   $17,709,966            28,452,075            28,923,077         30,187,869        30,307,461

Long-term debt . . . . . . . . . . .   $      -                5,000,000             5,000,000               -            7,250,000

Cash distributions per Interest(c).    $    206.00                 70.00                 64.00              52.00             36.00
                                       ===========          ============        ==============     ==============     =============

__________________

(a)  The above summary of selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b)  The net income per Interest is based upon the number of Interests outstanding at the end of each year (25,016).

(c)  Prior to 1991, cash distributions to the Limited Partners of the Partnership have not resulted in taxable income to such
Limited Partners and have therefore represented a return of capital for income tax purposes.  In 1991, the Partnership generated taxable income of $8.14 per unit and distributed $36.00 per unit.  In 1992, the Partnership generated taxable income of $36.26 per unit and distributed $52.00 per unit.  In 1993, the Partnership generated taxable income of $54.60 per unit and distributed $64.00 per unit.  In 1994, the Partnership generated taxable income of $47.64 per unit and distributed $70.00 per unit.  In 1995, the
Partnership generated taxable income of $224.62 per unit and distributed $206.00 per unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Liquidity and Capital Resources
                   ___________________________

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

     After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments, and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1.

     At December 31, 1995, the Partnership and its consolidated venture had short-term investments in asset management accounts of $507,111 which will be utilized for distributions to partners and for working capital requirements.

     At December 31, 1995 the Partnership had total current assets of $573,956, current liabilities of $330,996 and a current ratio of 1.73. The Partnership distributed $64 per Limited Partnership Interest in 1993. This distribution increased 9% to $70 per Limited Partnership Interest in 1994. Including a special distribution of the net proceeds from the sale of Barton Creek Landing Apartments equal to $140 per Limited Partnership Interest, cash distributions increased to $206 per Limited Partnership Interest in 1995. The Partnership anticipates that 1996 distributions will not exceed the current quarterly rate of $15 per Limited Partnership Interest.

     On April 12, 1995, the Joint Venture sold Barton Creek Landing Apartments for $14,871,600 in an all cash transaction. As described in Notes 3 and 4 of Notes to Consolidated Financial Statements, the Partnership received approximately $9,060,000 in cash of which $5,000,000 was used to retire the Partnership's bank debt. Of the remaining proceeds, $140 per limited partnership interest was distributed to the partners via a special distribution. The remaining cash of approximately $520,000 was used to pay expenses of the sale or is being used for working capital needs.

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

     As described in Note 2(d) of Notes to Consolidated Financial Statements, the Partnership sold Walker's Mark Apartments in Dallas, Texas for $6,585,000 on August 19, 1993. The Partnership received $911,617 in cash (net of closing costs) at closing and a note receivable for $5,485,000. The note provides for monthly payments of interest only in the amount of $34,281 for 50 months, at which time the note balance is due.
The Partnership used the funds from the sale, together with working capital reserves, to pay its note payable down to $5,000,000.

     The Corporate General Partner will continue to explore selling each of the remaining properties at a time when, from the standpoint of maximizing value, it makes the most sense.

                   Results of Operations
                   __________________

     At December 31, 1995, the Partnership owned three investment properties, consisting of one apartment complex, a distribution center and a warehouse/research facility. Barton Creek Landing Apartments, owned through a joint venture, was sold in April, 1995 for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay the note payable and made a special distribution ($140 per limited partnerships interest) to the partners.

     The decrease in rental income for the twelve months ended
December 31, 1995 compared to 1994 of approximately $1,511,000 (40.5%) is primarily due to less rental income collected at Barton Creek Landing Apartments ($1,520,300) due to its being sold on April 12, 1995. This decrease was partially offset by an increase in rental income at the Rolling Meadows distribution center ($35,100). Rental income at Oak View Apartments also decreased by approximately $25,800 due to lower occupancy. The increase in charges to tenants for the twelve months ended December 31, 1995 compared to 1994 of approximately $47,000 (37.2%) is attributable to
1) the distribution center being fully occupied in 1995 ($10,150) as Samsung America, Inc.'s lease for 50% of the distribution center commenced March 6, 1994; and 2) increased real estate taxes and maintenance costs being paid directly by the Partnership and reimbursed by the tenants ($36,850). Interest income increased approximately $39,900 (9.2%) for the twelve months ended December 31, 1995 compared to 1994. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts from April 12, 1995 until May 31, 1995. The decrease in other income of approximately $48,000 (55.2%) is primarily due to the sale of Barton Creek Landing Apartments. Property operating expenses decreased approximately $567,300 (43.6%) for the twelve months ended December 31, 1995 compared to 1994. This decrease is primarily attributable to the Barton Creek Landing Apartments being sold ($603,700). This decrease was partially offset by increases in property operating expenses at Oak View Apartments of approximately $20,600 and at the Rolling Meadows distribution center of approximately $15,800. The decrease in depreciation expense of approximately $196,500 (32%) for the twelve months ended December 31, 1995 compared to 1994 is primarily due to Barton Creek Landing Apartments being sold ($205,375). This decrease was partially offset by increases in property placed in service during the second quarter of 1995 at the distribution center ($10,600). The repayment of the $5,000,000 note payable on April 12, 1995 resulted in a decrease in interest expense of approximately $241,518 (65.3%) for the twelve months ended December 31, 1995 compared to 1994. Management fees paid to an affiliate of the General Partners decreased approximately $73,600 (43.3%) for the twelve months ended December 31, 1995 compared to 1994. The sale of the Barton Creek Landing Apartments accounted for approximately a $77,300 decrease in management fees. This decrease was partially offset by an increase in management fees due to the increases in rental income and charges to tenants at the distribution center. Professional services have remained essentially flat for the twelve months ended December 31, 1995 compared to 1994. General and administrative expenses increased approximately $6,900 (10%) for the twelve months ended December 31, 1995 compared to 1994. Amortization of deferred expenses decreased approximately $37,300 for the twelve months ended December 31, 1995 compared to 1994 due to the early repayment of the note payable. This write-off of deferred expenses is captioned as a loss on early extinguishment of debt ($71,924) on the consolidated statement of operations.

     For the twelve months ended December 31, 1995, net operating income was $1,369,137 or $54.18 per limited partnership interest. The partnership also recognized a gain on sale of investment property, net of minority interest of $2,861,325 or $113.24 per limited partnership interest. After an extraordinary loss of $71,924 on early extinguishment of debt, the net income for the twelve months ended December 31, 1995 was $3,998,801 or $158.25 per limited partnership interest.

     The decrease in rental income for the twelve months ended
December 31, 1994 compared to 1993 of approximately $535,000 (12.5%) is primarily due to the sale of Walker's Mark Apartments ($640,300) in August 1993. This decrease was partially offset by increases in rental income at Barton Creek Landing Apartments in Austin, Texas ($73,500) and at Oak View Apartments in August, Georgia ($33,500). Rental income at the distribution center and at the warehouse/research facility remained essentially flat for the twelve months ended December 31, 1994 as compared to 1993. The increase in charges to tenant for the twelve months ended December 31, 1994 compared to 1993 of approximately $40,000 (46%) is primarily due to more maintenance costs being paid directly by the Partnership and reimbursed by tenants at the distribution center. Interest income increased approximately $237,700 (122%) for the twelve months ended December 31, 1994 compared to 1993. This increase is primarily attributable to interest income generated from the note receivable the

     Partnership obtained from the sale of Walker's Mark Apartments. Property operating expenses decreased approximately $218,800 (14%) for the twelve months ended December 31, 1994 compared to 1993. This decrease is primarily attributable to the Walker's Mark Apartments being sold. The decrease in depreciation expense of approximately $72,400 (10.5%) for the twelve months ended December 31, 1994 compared to 1993 is also primarily attributable to the Walker's Mark Apartments being sold. The pay down of the note payable from $7,250,000 to $5,000,000 coupled with higher interest rates has resulted in a net increase in interest expense of approximately $58,700 (19%) for the twelve months ended December 31, 1994 as compared to 1993. Management fees paid to an affiliate of General Partner decreased approximately $27,000 (14%) for the twelve months ended December 31, 1994 as compared to 1993. This decrease is primarily attributable to the Walker's Mark Apartments being sold. Deferred financing costs associated with the 1993 bank loan caused amortization expense to increase by approximately $24,000 (86%) for the twelve months ended December 31, 1994 as compared to 1993. Operating income for the twelve months ended December 31, 1994 as compared to 1993 increased by $2,300 to $1,734,860.

                   Inflation
                   ________

     Since inflation levels in the United States have been relatively low over the ten years the Partnership has been in existence, inflation and changing prices have had a minimal effect on income from operations.

     Inflation in future periods will tend to increase rental income levels (from leases to new tenants or renewals of existing leases) in accordance with normal market conditions. Such increases in rental income will tend to offset the adverse impact that inflation has on property operating expenses.

     Continued inflation could also tend to cause capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties continue to increase.

                   Impact of Accounting Pronouncements Not Yet Adopted
                   _______________________________________________

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Life Assets to be Disposed Of," was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

     This accounting pronouncement is not expected to have a material effect on the financial position or results of operations of the Partnership.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           LINCAM PROPERTIES LTD. SERIES 85
                    (a limited partnership) and Consolidated Venture


                                       INDEX
                                      _______

                                                                        PAGE
                                                                        _____

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .10

Consolidated Balance Sheets, December 31, 1995 and 1994. . . . . . . . . .11

Consolidated Statements of Operations, years ended December 31, 1995,
  1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . .13

Consolidated Statements of Cash Flows, years ended December 31, 1995,
  1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .15



SCHEDULE

Consolidated Real Estate and Accumulated Depreciation. . . . . . . . . . .III


Schedules not filed:


     All schedules other than those indicated in the above index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                     INDEPENDENT AUDITORS' REPORT


The Partners
LincAm Properties Ltd. Series 85:


We have audited the consolidated financial statements of LincAm Properties Ltd. Series 85 (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LincAm Properties Ltd. Series 85 and consolidated venture as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  /S/ KPMG Peat Marwick LLP


Chicago, Illinois
February 14, 1996




                       LINCAM PROPERTIES LTD. SERIES 85
                 (a limited partnership) and Consolidated Venture

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

                                    ASSETS
                                                                           1995                        1994
                                                                           ____                        ____
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .   $    507,111                     823,430
   Prepaid expenses and other. . . . . . . . . . . . . . . . . .            150                      37,901
   Receivable from tenant. . . . . . . . . . . . . . . . . . . .         66,695                      61,679
                                                                   ____________                ____________
       Total current assets. . . . . . . . . . . . . . . . . . .        573,956                     923,010
                                                                   ____________                ____________
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . .      5,485,000                   5,485,000
Investment properties, at cost (notes 2 and 3):                    ____________                ____________
   Land            . . . . . . . . . . . . . . . . . . . . . . .      2,399,174                   4,933,945
   Building and improvements . . . . . . . . . . . . . . . . . .     12,016,137                  22,307,104
                                                                   ____________                ____________
                                                                     14,415,311                  27,241,049
   Less accumulated depreciation . . . . . . . . . . . . . . . .     (2,920,741)                 (5,588,495)
                                                                   ____________                ____________
   Total investment properties, net of accumulated depreciation      11,494,570                  21,652,554
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . .            -                        86,655
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        156,440                     304,856
                                                                   ____________                ____________
       Total assets. . . . . . . . . . . . . . . . . . . . . . .    $17,709,966                  28,452,075
                                                                   ============                ============
                    LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .         30,906                     77,063
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . .           -                        14,383
   Funds held for others (note 2). . . . . . . . . . . . . . . .        150,879                    126,586
   Accrued real estate taxes . . . . . . . . . . . . . . . . . .        118,000                    427,116
   Tenant security deposits. . . . . . . . . . . . . . . . . . .         31,211                    113,228
   Unearned income . . . . . . . . . . . . . . . . . . . . . . .           -                         1,952
                                                                   ____________               ____________
       Total current liabilities . . . . . . . . . . . . . . . .        330,996                    760,328
Note payable (note 4). . . . . . . . . . . . . . . . . . . . . .           -                     5,000,000
                                                                   ____________               ____________
       Total liabilities . . . . . . . . . . . . . . . . . . . .        330,996                  5,760,328
                                                                   ____________               ____________
Venture partner's investment in venture. . . . . . . . . . . . .           -                     4,106,229
                                                                   ____________               ____________
Partners' capital (deficits) (note 1):
   General Partners:
       Capital contributions . . . . . . . . . . . . . . . . . .          2,000                      2,000
       Allocated portion of cumulative net income. . . . . . . .        103,112                     63,124
       Cumulative cash distributions . . . . . . . . . . . . . .       (154,139)                  (102,086)
                                                                   ____________               ____________
                                                                        (49,027)                   (36,962)
                                                                   ____________               ____________
Limited Partners:
   Interests of $1,000.  Authorized 40,001 Interests;
       issued and outstanding 25,016 Interests . . . . . . . . .     22,479,645                 22,479,645
   Allocated portion of cumulative net income. . . . . . . . . .     10,264,267                  6,305,454
   Cumulative cash distributions . . . . . . . . . . . . . . . .    (15,315,915)               (10,162,619)
                                                                   ____________               ____________

                                                                     17,427,997                 18,622,480
                                                                   ____________               ____________


   Total partners' capital . . . . . . . . . . . . . . . . . . .     17,378,970                 18,585,518


   Total liabilities and partners' capital . . . . . . . . . . .    $17,709,966                 28,452,075
                                                                    ===========                ===========

             See accompanying notes to consolidated financial statement

                       LINCAM PROPERTIES LTD. SERIES 85
               (a limited partnership) and Consolidated Venture

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1995, 1994 and 1993
                                                                                   1995         1994          1993
                                                                                   ____         ____          ____
Income:
   Rental income . . . . . . . . . . . . . . . . . . . . . . . .            $ 2,222,426    3,733,479     4,268,470
   Charges to tenants. . . . . . . . . . . . . . . . . . . . . .                173,299      126,333        86,303
   Interest income . . . . . . . . . . . . . . . . . . . . . . .                473,252      433,354       195,608
   Other income. . . . . . . . . . . . . . . . . . . . . . . . .                 38,914       86,867        89,847
                                                                            ___________  ___________   ___________
       Total income. . . . . . . . . . . . . . . . . . . . . . .              2,907,891    4,380,033     4,640,228
                                                                            ___________  ___________   ___________
Expenses:
   Property operating expenses . . . . . . . . . . . . . . . . .                732,961    1,300,283     1,519,126
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .                417,432      613,936       686,322
   Interest expense. . . . . . . . . . . . . . . . . . . . . . .                128,493      370,010       311,308
   Management fees paid to affiliate
       of general partner (note 7) . . . . . . . . . . . . . . .                 96,386      170,002       196,983
   Professional services . . . . . . . . . . . . . . . . . . . .                 72,990       70,090        66,507
   Amortization of deferred expenses                                             14,731       51,993        27,914
   General and administrative. . . . . . . . . . . . . . . . . .                 75,761       68,859        99,491
                                                                            ___________  ___________   ___________
       Total expenses. . . . . . . . . . . . . . . . . . . . . .              1,538,754    2,645,173     2,907,651
                                                                            ___________  ___________   ___________

   Operating income. . . . . . . . . . . . . . . . . . . . . . .              1,369,137    1,734,860     1,732,577

Gain on sale of investment
   property (note 3) . . . . . . . . . . . . . . . . . . . . . .              4,768,875         -        1,300,566

Venture partner's share of venture's
   operations and sale (note 3). . . . . . . . . . . . . . . . .             (2,067,287)    (383,693)     (370,660)
                                                                            ___________  ___________   ___________

   Net income before extraordinary
       item. . . . . . . . . . . . . . . . . . . . . . . . . . .              4,070,725    1,351,167     2,662,473

   Extraordinary item:
       Loss on early extinguishment of
           debt. . . . . . . . . . . . . . . . . . . . . . . . .                 71,924         -             -
                                                                            ___________  ___________   ___________

   Net income. . . . . . . . . . . . . . . . . . . . . . . . . .            $ 3,998,801    1,351,167     2,662,473
                                                                            ===========  ===========   ===========
   Net income per limited
       partnership interest:
           Before extraordinary item . . . . . . . . . . . . . .                $161.10        53.47        105.37
           Extraordinary item. . . . . . . . . . . . . . . . . .                $  2.85          -             -
                                                                            ___________  ___________   ___________
           Net income. . . . . . . . . . . . . . . . . . . . . .                $158.25        53.47        105.37
                                                                            ===========  ===========   ===========

   Cash distributions per limited
       partnership interest. . . . . . . . . . . . . . . . . . .                $206.00        70.00         64.00
                                                                            ===========  ===========   ===========

See accompanying notes to consolidated financial statements.

                          LINCAM PROPERTIES LTD. SERIES 85
                    (a limited partnership) and Consolidated Venture

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                      Years ended December 31, 1995, 1994, and 1993

                                                                                   Limited Partners
                                  General Partners                                 (25,016 Interests)
                        _____________________________________         ______________________________________________

                                                                       Contri-
                                                                       butions,
                                             Cash                      Net of                   Cash
                        Contri-    Net       Distri-                   Offering    Net          Distri-
                        butions   Income     butions      Total        Costs       Income       butions      Total
                        _____     _____      ______       _____        ________    ______       _______      _____

Balance (deficit) at
December 31, 1992       $2,000     22,988     (68,226)    (43,238)     22,479,645    2,331,950   (6,810,475)    18,001,120

Net income                -        26,625        -         26,625            -       2,635,848         -         2,635,848

Cash distributions        -          -        (16,172)    (16,172)           -            -      (1,601,024)    (1,601,024)
                      ________   ________   _________    ________      __________   ----------   -----------   -----------

Balance (deficit) at
December 31, 1993        2,000     49,613     (84,398)    (32,785)     22,479,645    4,967,798    (8,411,499)   19,035,944

Net income                -        13,511        -         13,511            -       1,337,656          -        1,337,656

Cash distributions        -          -        (17,688)    (17,688)           -            -       (1,751,120)   (1,751,120)
                       _______   ________    ________    ________      __________   __________   ___________    __________

Balance (deficit) at
December 31, 1994        2,000     63,124    (102,086)    (36,962)     22,479,645    6,305,454   (10,162,619)   18,622,480

Net income                -        39,988        -         39,988            -       3,958,813          -        3,958,813

Cash distributions        -          -        (52,053)    (52,053)           -            -       (5,153,296)   (5,153,296)
                       _______   ________    ________    ________      __________  ___________   ___________   ___________

Balance (deficit) at
December 31, 1995       $2,000    103,112    (154,139)    (49,027)     22,479,645   10,264,267   (15,315,915)   17,427,997
                       =======    =======    ========    ========      ==========  ===========   ===========    ==========

See accompanying notes to consolidated financial statements.

                      LINCAM PROPERTIES LTD. SERIES 85
             (a limited partnership) and Consolidated Venture

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years ended December 31, 1995, 1994 and 1993
                                                                                   1995             1994                      1993
                                                                                   ____             ____                      ____
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,998,801       1,351,167           2,662,473
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Straight-line of rent adjustment . . . . . . . . . . . . . . . . . . .         52,041          29,214               7,053
        Loss on early extinguishment of debt                                           71,924            -                   -
        Gain on sale of investment property                                        (4,768,875)           -             (1,300,556)
        Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        417,432         613,936             686,322
        Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,731          51,993              27,914
        Venture partner's share of venture's operations                             2,067,287         383,693             370,660
        Changes in assets and liabilities:
        Increase (decrease) in prepaid expenses and other                              37,751          (1,517)            (10,845)
           Increase in receivable from tenant                                          (5,016)        (61,679)               -
           (Increase) decrease in other assets                                         96,375          (3,483)             38,725
           Increase (decrease) in accounts payable                                    (46,157)         12,348               8,416
           Increase (decrease) in accrued interest payable                            (14,383)          3,493             (14,777)
           Increase in funds held for others                                           24,293          13,282             113,304
           Increase (decrease) in accrued real estate taxes                          (309,116)         14,446             (97,886)
           Increase (decrease) in security deposits                                   (82,017)          1,256             (37,907)
           Decrease in unearned income . . . . . . . . . . . . . . . . . . . .         (1,952)         (1,879)             (1,879)
                                                                                 ____________    ____________        ____________
           Total adjustments                                                       (2,445,682)      1,055,103            (211,456)
                                                                                 ____________    ____________        ____________
           Net cash provided by operating activities                                1,553,119       2,406,270           2,451,017
                                                                                 ____________    ____________        ____________
Cash flows from investing activities:
Additions to buildings and improvements                                               (21,332)       (159,402)            (66,124)
    Net cash proceeds from sale of investment property                             14,530,759            -                911,617
                                                                                 ____________    ____________        ____________
          Net cash provided by (used in) investing activities                      14,509,427        (159,402)            845,493
                                                                                 ____________    ____________        ____________

Cash flows for financing activities:
    Cash distributions to Limited Partners                                         (5,153,296)     (1,751,120)         (1,601,024)
    Cash distributions to General Partners                                            (52,053)        (17,688)            (16,172)
    Cash distributions to Venture Partner                                          (6,173,516)       (480,000)           (400,000)
    Proceeds from note payable . . . . . . . . . . . . . . . . . . . . . . . .           -               -              6,000,000
    Repayments of notes payable. . . . . . . . . . . . . . . . . . . . . . . .     (5,000,000)           -             (8,250,000)
    Increase in deferred expenses. . . . . . . . . . . . . . . . . . . . . . .           -               -               (158,454)
                                                                                  ___________     ___________         ___________
    Net cash used in financing activities                                         (16,378,865)     (2,248,808)         (4,425,650)
                                                                                  ____________    ___________        ____________

Net decrease in cash and cash equivalents                                             (316,319)        (1,940)         (1,129,140)

Cash and cash equivalents at beginning of year                                         823,430        825,370           1,954,510
                                                                                  ____________    ___________        ____________

Cash and cash equivalents at end of year                                           $   507,111        823,430             825,370
                                                                                  ============    ===========        ============

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest                                      $   142,876        366,517             326,086
                                                                                  ============    ===========        ============

             See accompanying notes to consolidated financial statements.

                       LINCAM PROPERTIES LTD. SERIES 85
                 (a limited partnership) and Consolidated Venture

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Years ended December 31, 1995, 1994 and 1993

(1)                Organization and Basis of Accounting

     The Partnership was formed August 9, 1985 by filing a Certificate of Limited Partnership under the Uniform Limited Partnership Act of the State of Illinois. The initial capital was $3,000 including capital contributions of $2,000 by the General Partners and the subscription and payment for one Limited Partnership Interest of $1,000. The Agreement of Limited Partnership authorized the issuance of up to 25,000 additional Limited Partnership Interests (subject to increase by up to 15,000 Interests) pursuant to a public offering. A total of 25,015 Interests were subscribed for and issued between October 23, 1985 and May 16, 1986.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, LincAm Barton Venture (Note 3). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The estimated fair values of the Company's financial instruments
(as defined) presented in these Notes to Financial Statements have been determined by management based on pertinent information available as of December 31, 1995 and 1994, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

     The Company's financial instruments consist primarily of its cash equivalents, trade receivable and operating payables. The carrying amounts of the Company's cash equivalents, trade receivables, and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

     For purposes of the statement of cash flows, the Partnership considers all investments purchased with original maturity of three months or less to be cash equivalents.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized below:

                                                               December 31,                                     December 31,
                                                                    1995                                             1994
                                                         ___________________                             ___________________

                                                         GAAP                   TAX                  GAAP               TAX
                                                         BASIS                  BASIS                BASIS              BASIS
                                                         ______                 ______              ______             ______
Total assets . . . . . . . . . . . . . . . . . . . . .       $17,709,966           17,320,863         28,452,075       21,918,339
Partners' capital (deficits):
General partners . . . . . . . . . . . . . . . . .   .      $    (49,027)            (149,223)           (36,962)        (153,927)
  Limited partners . . . . . . . . . . . . . . . . . .      $ 17,427,997           16,012,930         18,622,480       15,547,247
Net income:
  General partners . . . . . . . . . . . . . . . . . .      $     39,988               56,757             13,511           12,160
  Limited partners . . . . . . . . . . . . . . . . . .      $  3,958,813            5,618,979          1,337,656        1,203,842
                                                            ============          ===========       ============      ===========

                          LINCAM PROPERTIES LTD. SERIES 85
                    (a limited partnership) and Consolidated Venture

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The net income per Limited Partnership Interest as presented is based upon the Limited Partnership Interests outstanding at the end of the periods (25,016).

     No provision for Federal income taxes has been made as any liability for such taxes is that of the partners rather than the Partnership.

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)                Investment Properties

                   (a)  General

     The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex was sold in 1995. All three properties owned at December 31, 1995 were completed and in operation.

     Depreciation on the investment properties acquired has been provided over the estimated useful lives of five to forty years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

                   (b)  Oak View Apartments

     On September 30, 1986, the Partnership acquired for $3,604,460 the Oak View Apartments, a 124 unit apartment complex located in the Augusta, Georgia metropolitan area and title to the approximately twenty acre parcel of land on which the complex is situated.

     An affiliate of the General Partners of the Partnership manages the apartment complex for a fee equal to 5% of the gross revenue of the property.


                        LINCAM PROPERTIES LTD. SERIES 85
                   (a limited partnership) and Consolidated Venture

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   (c)  5521 Meadowbrook Court Distribution Center

     On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc. has entered into a thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the lease the tenant will occupy approximately 41.67% of the distribution center and pay a base rent of $4.85 per square foot in year one. The base rent increased to $4.90 on August 1, 1994. Komori America, Inc. has amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc. currently occupies 50% of the distribution center and is responsible for 50% of all operating expenses including real estate taxes, during 1995.

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

     On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which is secured by a first mortgage on the property. The Partnership is receiving monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997. Pursuant to the note agreement the buyer is required to deposit with the seller monthly payments for real estate taxes. At December 31, 1994 and 1993, $126,586 and $113,304 are recorded as funds held for others, respectively.

                         LINCAM PROPERTIES LTD. SERIES 85
                    (a limited partnership) and Consolidated Venture

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                   (e)  1880 Country Farm Road Facility

     On July 1, 1988, the Partnership acquired for $7,840,000 an approximately 162,000 square foot office and warehouse/research building and title to the approximately 354,000 square foot parcel of land on which the building is situated. The property is located at 1880 Country Farm Road in Naperville, Illinois, and is leased to Babson Bros. Co. for a ten-year lease term which commenced September 1987. Babson Bros. Co. has two five-year options to renew its lease at market rates. The terms of the lease also provide that the tenant be responsible for payment of all operating expenses, including real estate taxes, during the term of the lease.

     An affiliate of the General Partners manages the property for a fee equal to 1% of the gross revenue of the property.

(3)                Venture Agreement - LincAm Barton Venture

     On May 21, 1986, the Partnership entered into a joint venture agreement with an affiliate of the General Partners of the Partnership to acquire a 60% interest in Barton Creek Landing Apartments, a 250 unit apartment complex located in Austin, Texas, and title to the approximately nineteen acre parcel of land on which the complex is situated. The Partnership and its venture partner made initial cash capital contributions of $2,496,000 and $1,664,000, respectively, to the joint venture partnership (the "Joint Venture"), which also received a loan from the Partnership's venture partner in the amount of $8,750,000. These funds were used to pay the property's purchase price of $12,500,000. On December 22, 1986, the Joint Venture replaced the loan with additional equity totalling $8,750,000 contributed to the Joint Venture by the Partnership and its venture partner in proportion to their respective ownership percentages.

     Under the terms of the Joint Venture Agreement, all costs incurred by the Joint Venture and all profits and losses and cash distributions will be shared by the Partnership and its venture partner in proportion to their ownership percentages (60% and 40%, respectively).

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay debt (see Note 4 of Notes to Consolidated Financial Statements) and made a special distribution of $3,537,616 or $140 per limited partnership interest.


                          LINCAM PROPERTIES LTD. SERIES 85
                    (a limited partnership) and Consolidated Venture

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)                Note Payable

     The Partnership paid the $5,000,000 note which was owed to a bank in full in April 1995 upon closing of the sale of the Barton Creek Landing Apartments.

(5)                Partnership Agreement

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations for income tax purposes through the initial 1986 admission date of additional limited partners (April 23, 1986) were allocated 99% to the General Partners and 1% to the initial Limited Partner. Thereafter, the agreement provides that net profits and losses of the Partnership from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Profits from the sale of investment properties will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale (as described below) or 1% of the total profits from any sale, plus an amount which will reduce the General Partners' capital accounts' (deficits), if any, to a level consistent with the future gain anticipated to be realized from the sale of properties. Losses from the sale of investment properties will be allocated 1% to the General Partners. The remaining profits and losses from sales of the Partnership's properties will be allocated to the Limited Partners.

     Net profits or losses in the accompanying financial statements are allocated 99% to the Limited Partners and 1% to the General Partners. Differences may therefore result between allocations among the partners on the financial statement basis and the tax basis.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership are allocated (a) 99% to the Limited Partners and 1% to the General Partners, until the Limited Partners have received a non-cumulative 10% per annum return on their Adjusted Capital Contributions (which is equal to their Capital Contributions reduced by any previous distributions of sale or repayment proceeds to them) and (b) then, 90% to the Limited Partners and 10% to the General Partners. Distributions of "sale proceeds" and "repayment proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a cumulative cash return of 10% per annum (on a non-compounded basis) on their Adjusted Capital Contributions. Thereafter, distributions of "sale proceeds" and "repayment proceeds" are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the gross sales price of all properties sold, subject to certain limitations, with the balance distributable 85% to the Limited Partners and 15% to the General Partners.

                     LINCAM PROPERTIES LTD. SERIES 85
                  (a limited partnership) and Consolidated Venture

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)                Leases

     At December 31, 1995, the Partnership's principal assets are one apartment complex, one distribution center and one warehouse/research facility. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives.

     Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for total annual rents of approximately $695,300.

     The commercial leases for the distribution center commenced
August 16, 1993 and March 6, 1994 and provide for scheduled rent increases during the term of the leases. The office and warehouse/research building lease also contains provisions providing for scheduled rent increases during the term of the lease. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. Included in other assets at December 31, 1995 and 1994 is deferred rent receivable of $141,461 and $193,502, respectively, and included in rental income for the years ended December 31, 1995, 1994, and 1993 is $52,041, $29,214, and
$7,053, respectively, related to amortization of deferred rent receivable.



                      LINCAM PROPERTIES LTD. SERIES 85
                (a limited partnership) and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The commercial leases call for minimum lease payments to be received in the future as follows:

          1996                          944,194
          1997                          618,983
                                     __________
          Total                      $1,563,177
                                     ==========

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:




          Apartment complex:
          Cost . . . . . . . . . . . . . . . . . . . . . .     $ 3,825,847
          Accumulated depreciation . . . . . . . . . . . .      (1,214,857)
                                                               ___________
                                                                 2,610,990
                                                               ___________
          Distribution center:
          Cost . . . . . . . . . . . . . . . . . . . . . .    $ 2,676,672
          Accumulated depreciation . . . . . . . . . . . .       (519,050)
                                                              ___________
                                                                2,157,622
                                                              ___________

          Warehouse/research facility:
          Cost . . . . . . . . . . . . . . . . . . . . . .    $ 7,912,792
          Accumulated depreciation . . . . . . . . . . . .     (1,186,834)
                                                              ___________
                                                                6,725,958
                                                              ___________

          Total. . . . . . . . . . . . . . . . . . . . . .    $11,494,570
                                                              ===========

(7)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                       1995         1994          1993
                                    __________    __________   __________

     Property management fees          $96,386       170,002      196,983

     Out-of-pocket expenses            $70,502        69,822       68,965
                                    ==========    ==========   ==========

                    LINCAM PROPERTIES LTD. SERIES 85      SCHEDULE III
                         (a limited partnership)
                        and Consolidated Venture

            Consolidated Real Estate and Accumulated Depreciation
                             December 31, 1995

                                                       Cost
                                                  Capitalized Subsequent       Gross Amount at Which                    Life on
               Initial Cost to Partnership (A)    to Acquisition             Carried at End of Period (B)               which
               ----------------------------     ------------------------     ----------------------------               Deprec.
                                                                                                         Date           in Income
                 Encumb-          Buildings &        Bldgs &              Bldgs &               Accum.    of       Date  Stmt is
                 rances   Land    Improvements Land  Improvem.  Land      Improvem.  Total      Deprec.   Constr. Acqrd. Computed
Augusta, GA       $--      254,077   3,406,950   --     164,820   254,077   3,571,770  3,825,847  1,214,857 1986  9/30/86 5-40 yrs
Rolling Mdws, IL   --      562,537   1,998,816   --     115,319   562,537   2,114,135  2,676,672    519,050 1986  1/12/87 5-40 yrs
Naperville, IL     --    1,576,958   6,307,823   5,602   22,409 1,582,560   6,330,232  7,912,792  1,186,834 1987  7/01/88 5-40 yrs
                 -----   ---------  ----------   -----  ------- ---------  ---------- ----------  ---------
Total             $--    2,393,572  11,713,589   5,602  302,548 2,399,174  12,016,137 14,415,311  2,920,741
                 =====   =========  ==========   =====  ======= =========  ========== ==========  =========

(A)The initial cost represents the original purchase price of the properties, including closing costs.
(B)The aggregate cost of the above real estate at December 31, 1995 for Federal Tax purposes is $14,415,311.

(C)                     Reconciliation of real estate owned:
                                        December 31            December 31            December 31
                                          1995                   1994                   1993
                                        -----------           -----------            -----------
 Balance at beginning of period         $  27,241,049          27,081,647            33,366,285
 Additions during period                       16,291             159,402                66,124
 Less dispositions during period          (12,842,029)              --                6,350,762
                                        -------------         -----------            ----------
 Balance at end of period               $  14,415,311          27,241,049            27,081,647
                                        =============         ===========            ==========

(C)  Reconciliation of accumulated depreciation:
 Balance at beginning of period         $   5,588,495           4,974,559            5,542,938
 Additions during period                      417,432             613,936              686,322
 Less dispositions during period           (3,085,186)              --               1,254,701
                                        -------------           ---------            ---------
 Balance at end of period               $   2,920,741           5,588,495            4,974,559

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of auditors during fiscal years of 1995, 1994 or 1993.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is owned 50% by
Amli Realty Co., a Delaware Corporation, and 50% by Lincoln National Corporation, a publicly held, diversified financial services company. Both companies are affiliates of the officers and directors of LincAm Associates Ltd., the Associate General Partner of the Partnership. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Managing General Partners of the Associate General Partner of the Partnership. The relationship of the Corporate General Partner to its affiliates is described under the caption "Conflicts of Interest" at pages 15-20 of the Prospectus, a copy of which description is filed herewith and hereby incorporated herein by reference.

     The directors, executive officers and other officers of the Corporate General Partner of the Partnership and key officers of certain affiliates are as follows:

     NAME                                                        OFFICE

     Gregory T. Mutz. . . . . . . . . . . . .    Chairman and Director, and
                                                 President, Amli Management
                                                 Company
     John E. Allen. . . . . . . . . . . . . .    President and Director
     Jon A. Boscia. . . . . . . . . . . . . .    Director
     C. Lawrence Edris. . . . . . . . . . . .    Director
     Gary R. McPhail. . . . . . . . . . . . .    Director
     Allan J. Sweet . . . . . . . . . . . . .    Vice President, Assistant
                                                 Secretary and Director
     Lawrence T. Kissko . . . . . . . . . . .    Vice President
     Marybeth Montgomery. . . . . . . . . . .    Vice President and
                                                 Assistant Secretary
     Charles C. Kraft . . . . . . . . . . . .    Treasurer
     Charlotte A. Sparrow . . . . . . . . . .    Secretary
     Susan S. Bersh . . . . . . . . . . . . .    Investor Relations
                                                 Coordinator
     Eric M. Friedler . . . . . . . . . . . .    Assistant Secretary
     Fred N. Shapiro. . . . . . . . . . . . .    Assistant Secretary
     Daniel W. Weber. . . . . . . . . . . . .    Assistant Secretary

     There are no family relationships among any of the foregoing directors or officers. All directors and officers of the Corporate General Partner have been elected to serve until the next annual meeting of its stockholders to be held in 1995.

     The business experience of each director and officer of the Corporate General Partner of the Partnership is as follows:

     Gregory T. Mutz (age 50) is the Chairman and a Director of
LincAm Properties, Inc. Mr. Mutz is also the President of Amli Management Company. Mr. Mutz is also the Chairman of Amli Realty Co., a Director and the Chairman of Amli Residential Properties Trust, a Director of Baldwin & Lyons, Inc., a property and casualty insurance company, a Director of Unique Indoor Comfort, Inc., a Chicago headquartered heating and air conditioning contracting firm, and a general partner in numerous real estate partnerships. Prior to the above associations, Mr. Mutz was an officer with White, Weld & Co. Incorporated, a New York-based investment banking firm (1976-78); and was associated with the law firm of Mayer, Brown & Platt (1973-76). Mr. Mutz received a B.A. degree from DePauw University in 1967 and a J.D. from the University of Michigan Law School in 1973.

     John E. Allen (age 59) is the President and a Director of
LincAm Properties, Inc. Mr. Allen is also the President of Amli Realty Co. and a Director and Vice Chairman of Amli Residential Properties Trust. Prior to joining Amli, he was a partner in the law firm of Mayer, Brown & Platt (1964-81). Mr. Allen received a B.S. degree in Business from Indiana University in 1961 and a J.D. from the Indiana University School of Law in 1964. While with Mayer, Brown & Platt, Mr. Allen was extensively involved with structuring international business transactions and the equity financing of real estate, including hotels, apartments, warehouses and office buildings.

     Jon A. Boscia (age 43) is a Director of LincAm Properties,
Inc. He is also Chief Investment Officer of Lincoln National Corporation and President of Lincoln National Convertible Securities Funds, Inc. and Lincoln National Income Fund, Inc. He also serves as President of Lincoln National Investment Management Company where he is responsible for the company's total investment function. This includes the wholly-owned investment advisory subsidiaries of Lincoln, Lynch & Mayer, Inc., and Modern Portfolio Theory. Mr. Boscia joined Lincoln in 1983 as Vice President of Strategic Planning. Prior to joining Lincoln, he served as Vice President and Director of Marketing and Master Trust Sales for Mellon Bank, Manager of Cash and Banking Relations with Westinghouse and Corporate Planner with Consolidated Natural Gas, all located in Pittsburgh. He holds a B.A. in Psychology from Point Park College, Pittsburgh and an M.B.A. in Finance from Duquesne University, Pittsburgh. Mr. Boscia is a member of the North American Society of Corporate Planners, Association of Business Economists and Financial Analyst Society.

     C. Lawrence Edris (age 54) is a Director of LincAm
Properties, Inc. He is also the Senior Vice President, Individual Products Division of The Lincoln National Life Insurance Company (LNL), an affiliate of Lincoln National Corporation. He is responsible for the manufacturing and marketing of LNL's individual life insurance and disability income products. Mr. Edris joined LNL in 1966 and has served in a number of actuarial positions, including Director-Client Services in the Reinsurance Division and Assistant Vice President in the Corporate Financial Division. He was elected an Assistant Vice President in 1981, a

     Second Vice President in 1982, a Vice President in 1985 and
Senior Vice President in 1987. In 1990 he was named Division Head of Individual Products Division. Mr. Edris holds a Bachelor's degree from Purdue University, West Lafayette, IN., and a Master's degree from the University of Michigan, Ann Arbor. He is a Fellow of the Society of Actuaries (FSA) and a member of the American Academy of Actuaries.

     Gary R. McPhail (age 49) is a Director of LincAm Properties,
Inc. He is also an Executive Vice President of The Lincoln National Life Insurance Company and President of Lincoln National Sales Corporation.
From 1985 to 1990, he served as Managing Director of Cannon Lincoln, the corporation's affiliate in the United Kingdom. Mr. McPhail joined Lincoln in 1981 as Vice President of Marketing and three years later became responsible for managing the career-agency distribution system. A graduate of the University of Illinois at Urbana, he has two decades of experience in the insurance field, beginning his career as a producer in Chicago in 1970. Prior to joining LNL, Mr. McPhail was a Vice President in charge of agencies at Union Mutual Life Insurance Company.

     Allan J. Sweet (age 48) is a Director and a Vice President of
LincAm Properties, Inc. He is also the President and Director of Amli Residential Properties Trust. Prior to joining Amli, Mr. Sweet was a partner in the Chicago law firm of Schiff, Hardin & Waite, (1978-85) and was associated with the law firm of McDermott, Will & Emery (1973-78). He received a B.B.A. degree from the University of Michigan in 1968 and a J.D. from the University of Michigan Law School in 1973.

     Lawrence T. Kissko (age 47) is a Vice President of LincAm
Properties, Inc. He is also Senior Vice President and Director of Real Estate Investment of Lincoln National Investment Management Company. In this position Mr. Kissko is responsible for the management of the real estate production effort. Prior to joining Lincoln in 1983, Mr. Kissko was associated with Union Mutual Life Insurance Company of Portland, Maine. Prior to that, he was associated with Massachusetts Mutual Life Insurance Company. With both companies, Mr. Kissko was responsible for real estate investment activities. Mr. Kissko holds a Master's degree in Business Administration from State University of New York at Albany, and a Bachelor's degree in Management from Rensselaer Polytechnic Institute in Troy, New York.

     Marybeth Montgomery (age 52) is a Vice President and an
Assistant Secretary of LincAm Properties, Inc. and is an Assistant Vice President and Director of Real Estate Asset Management at Lincoln National Corporation. Ms. Montgomery is responsible for Lincoln's apartment and nursing home portfolio coast to coast. Ms. Montgomery joined Lincoln in 1983 after serving as a regional property manager for Gene B. Glick of Indiana. She attended Indiana University and is a Certified Property Manager, Certified Apartment Manager and holds a real estate broker's license.

     Charles C. Kraft (age 48) is Treasurer of LincAm Properties,
Inc. He is also Treasurer of Amli Realty Co. and Treasurer and Principal Accounting Officer of Amli Residential Properties Trust. Prior to joining Amli, he was associated with KPMG Peat Marwick in that firm's national real estate practice (1972-83). He is a Certified Public Accountant and a former Director of the Chicago Board of Realtors. Mr. Kraft is a 1968 graduate of Wabash College.

     Charlotte A. Sparrow (age 37) is the Secretary of LincAm
Properties, Inc. She is also Secretary of Amli Realty Co. and Secretary of Amli Residential Properties Trust. Prior to joining Amli, Ms. Sparrow was a paralegal with the law firm of Mayer, Brown & Platt (1982-1993). Ms. Sparrow received a B.A. from Ripon College in 1980.

     Susan S. Bersh (age 32) is Investor Relations Coordinator for
LincAm Properties, Inc. She is also a Vice President and the Marketing and Communications Coordinator for Amli Realty Co. and the Investor Relations and Public Relations Director for Amli Residential Properties Trust. Ms. Bersh is a Registered Representative for Direct Participation Programs and has passed the Uniform Securities Agent State Law Exam. She graduated from the University of Illinois with a B.A. degree in Economics in 1985.

     Eric M. Friedler (age 41) is an Assistant Secretary of LincAm Properties, Inc. He is also a Vice President of Amli Realty Co. Prior to joining Amli, Mr. Friedler was associated with the law firm of Sachnoff, Weaver & Rubenstein, Ltd. (1983-86). Mr. Friedler received a J.D. from the University of Chicago Law School in 1983.

     Fred N. Shapiro (age 47) is an Assistant Secretary of LincAm
Properties, Inc. He is also Vice President and Assistant Secretary of Amli Residential Properties Trust. Mr. Shapiro received a B.A. degree from New York University in 1971 and a J.D. from the John Marshall Law School in Chicago in 1978.

     Daniel W. Weber (age 38) is an Assistant Secretary of LincAm
Properties, Inc. He is also a Vice President of LNC Equity Sales. Mr. Weber received a B.A. degree from Tri-State University in Angola, Indiana and an M.S.B.A. from Indiana University in Fort Wayne, Indiana.

     All of the outstanding shares of the Corporate General Partner are owned 50% by Amli Realty Co. and 50% by Lincoln National Corporation. The Corporate General Partner is not prohibited from paying dividends to its shareholders. The Partnership Agreement provides that the purchasers of Interests will acquire no interest in the stock or assets of the Corporate General Partner or in any proceeds of any sales thereof (which sales are not restricted in any respect), by virtue of acquiring or owning Interests and becoming Limited Partners in the Partnership.

     Purchasers of Interests will not participate in the election of directors of the Corporate General Partner. Vacancies on the Board of Directors of the Corporate General

     Partner occurring between annual meetings may be filled by a majority of the remaining directors. Directors of the Corporate General Partner may be paid fees by the Corporate General Partner, but no such fees will be charged to the Partnership.

ITEM 11.           EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses which are described under the captions "Compensation and Fees" at pages 10-14, "Cash Distributions" at pages 69-70 and "Allocation of Profits or Losses for Tax Purposes" at page 70 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 5 of Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations. In fiscal 1995, the General Partners received distributions of $52,053.

     The Partnership is permitted to engage in various transactions involving affiliates of the General Partners of the Partnership, as described under the captions "Compensation and Fees" at pages 10-14, and "Conflicts of Interest" at pages 15-20 of the Prospectus and at pages A-15 to A-23 of the Partnership Agreement, included as an exhibit to the Prospectus, a copy of which descriptions is filed herewith and hereby incorporated herein by reference. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10.

     In fiscal 1995, Amli Management Co., an affiliate of the General Partners, earned property management fees aggregating $96,386 for its services to the Partnership in connection with the operations of Barton Creek Landing Apartments in Austin, Texas; and Oak View Apartments in Augusta, Georgia.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operating of the Partnership's real property investments. In fiscal 1995, affiliates of the General Partners of the Partnership were reimbursed for such out-of-pocket expenses in the amount of $70,502 all of which was repaid as of December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following persons or groups are known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
Partnership:
                                                            AMOUNT AND NATURE
     TITLE OF CLASS          NAME OF BENEFICIAL OWNER       OF BENEFICIAL OWNER       PERCENT OF CLASS
    __________________       __________________________     -------------------       ----------------
    Limited Partnership      LNL-IPD Par Life Portfolio             12,629                50.48%
    Interests                1300 S. Clinton Street         Interests directly
                             Fort Wayne, Indiana  46801

    Limited Partnership      LincAm Associates Ltd.                  6,237                24.93%
    Interests                125 South Wacker Drive         Interests directly
                             Suite 3100
                             Chicago, Illinois  60606

    (b)  The officers and directors of the Corporate General Partner of the Partnership own as a
group the following Interests of the Partnership:
                                                            AMOUNT AND NATURE
     TITLE OF CLASS          NAME OF BENEFICIAL OWNER       OF BENEFICIAL OWNER       PERCENT OF CLASS
    __________________       __________________________     -------------------       ----------------
    Limited Partnership      None                           No Interest directly          0%
      Interests

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     All of the outstanding shares of the Corporate General Partner of the Partnership are owned by an affiliate of its officers and directors as set forth in Item 10.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates, or their management other than those described in Items 10 and 11.

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this report:

          (1) Financial Statements (See Index to Financial Statements filed with this annual report).

          (2)       Exhibits:  27.  Financial Data Schedule.

     (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the commission when it is sent to the Partners.



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

                                 LINCAM PROPERTIES LTD. SERIES 85
                                 By:         LINCAM PROPERTIES, INC.
                                             Corporate General Partner

                                 By:         /S/ JOHN E. ALLEN
                                             -----------------
                                             John E. Allen
                                             President of Corporate
                                             General Partner

                                 Date:       February 14, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:         LINCAM PROPERTIES, INC.
                                             Corporate General Partner

                                 By:         /S/ GREGORY T. MUTZ
                                             -------------------
                                             Gregory T. Mutz
                                             Chairman and Director
                                             Principal Executive Officer

                                 Date:       February 14, 1996

                                 By:         /S/ JOHN E. ALLEN
                                             ------------------
                                             John E. Allen
                                             President and Director

                                 Date:       February 14, 1996

                                 By:         /S/ CHARLES C. KRAFT
                                             --------------------
                                             Charles C. Kraft, Treasurer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer

                                 Date:       February 14, 1996