Form 10-Q
period 1996-03-31
LINCAM PROPERTIES LTD SERIES 85
filed 1996-05-15
CIK 774489

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                            FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996   Commission File Number
                                                  2-99673




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
Yes   x    No
     ----     ----


Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

                LINCAM PROPERTIES LTD. SERIES 85
                  (a limited partnership)

                         BALANCE SHEETS

              March 31, 1996 and December 31, 1995

                           (Unaudited)

                             ASSETS
                                              March 31           December 31
                                                1996             1995
Current assets:
 Cash and cash equivalents . . . . . . . . . .$    451,799         507,111
 Prepaid expenses and other. . . . . . . . . .       6,185             150
 Receivable from tenant. . . . . . . . . . . .           -          66,695
                                                ----------      ----------
   Total current assets. . . . . . . . . . . .     457,984         573,956
                                                ----------      ----------
Note receivable                                  5,485,000       5,485,000
                                                ----------      ----------
Investment properties, at cost (notes 2 and 3):
 Land    . . . . . . . . . . . . . . . . . . .   2,399,174       2,399,174
 Buildings and improvements. . . . . . . . . .  12,017,767      12,016,137
                                                ----------      ----------
                                                14,416,941      14,415,311
 Less accumulated depreciation . . . . . . . .  (3,003,586)     (2,920,741)
                                                ----------      ----------
   Total investment properties,
    net of accumulated depreciation             11,413,355      11,494,570
Other assets . . . . . . . . . . . . . . . . .     138,614         156,440
                                                ----------      ----------
   Total assets. . . . . . . . . . . . . . . .$ 17,494,953      17,709,966
                                                ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . .$     35,583          30,906
 Accrued expenses. . . . . . . . . . . . . . .         449               -
 Funds held for others (note 2). . . . . . . .      40,288         150,879
 Accrued real estate taxes . . . . . . . . . .     101,880         118,000
 Tenant security deposits. . . . . . . . . . .      30,556          31,211
                                                ----------      ----------
   Total current liabilities . . . . . . . . .     208,756         330,996
                                                ----------      ----------
Partners' capital (deficits) (note 1):
 General Partners:
   Capital contributions . . . . . . . . . . .       2,000           2,000
   Allocated portion of cumulative net income.     105,975         103,112
   Cumulative cash distributions . . . . . . .    (157,929)       (154,139)
                                                ----------      ----------
                                                   (49,954)        (49,027)
                                                ----------      ----------
 Limited Partners:
   Interests of $1,000.
    Authorized 40,001 Interests;
    issued and outstanding 25,016 Interests. .  22,479,645      22,479,645
   Allocated portion of cumulative net income.  10,547,661      10,264,267
   Cumulative cash distributions . . . . . . . (15,691,155)    (15,315,915)
                                                ----------      ----------
                                                17,336,151      17,427,997
                                                ----------      ----------
   Total partners' capital . . . . . . . . . .  17,286,197      17,378,970
                                                ==========      ==========
 Total liabilities and partners' capital . . .$ 17,494,953      17,709,966
                                                ==========      ==========

                LINCAM PROPERTIES LTD. SERIES 85
                     (a limited partnership)

                     STATEMENTS OF OPERATIONS

           Three Months Ended March 31, 1996 and 1995

                           (Unaudited)

                                              1996         1995

Income:
 Rental income . . . . . . . . . . . . .  $391,579      977,535
 Charges to tenant . . . . . . . . . . .    49,548       34,095
 Interest income . . . . . . . . . . . .   107,908      110,292
 Other income. . . . . . . . . . . . . .     4,792       22,536
                                        ----------    ---------
  Total income . . . . . . . . . . . . .   553,827    1,144,458
                                        ----------    ---------

Expenses:
 Property operating expenses . . . . . .   135,197      309,561
 Depreciation. . . . . . . . . . . . . .    82,845      155,838
 Interest expense. . . . . . . . . . . .      -         113,201
 Management fees paid to an
  affiliate of General Partner              16,174       45,072
 Professional services . . . . . . . . .    14,658       19,773
 Amortization of deferred expenses . . .      -          12,998
 General and administrative. . . . . . .    18,696       23,963
                                        ----------    ---------
  Total expenses . . . . . . . . . . . .   267,570      680,406
                                        ----------    ---------
  Operating income . . . . . . . . . . .   286,257      464,052

Venture partner's share
 of venture's operations                         -     (112,296)
                                        ----------    ---------
  Net income . . . . . . . . . . . . . .  $286,257      351,756
                                        ==========    =========
 Net income per limited
  partnership interest                   $   11.33        13.92
                                        ==========    =========
 Cash distributions per
  limited partnership interest           $   15.00        18.00
                                        ==========    =========

                LINCAM PROPERTIES LTD. SERIES 85
                     (a limited partnership)

                    STATEMENTS OF CASH FLOWS

           Three Months Ended March 31, 1996 and 1995

                           (Unaudited)
                                              1996         1995


Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . .     $ 286,257      351,756
 Adjustments to reconcile net
 income to net cash provided
  by operating activities:
   Depreciation. . . . . . . . . . . . .        82,845      155,838
   Amortization. . . . . . . . . . . . .          -          12,998
   Venture Partner's share of income . .          -         112,296
   Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses
      and other current assets . . . . .        (6,035)       1,658
    Decrease in receivable from tenant .        66,695       53,834
    Decrease in other assets . . . . . .        17,826       16,262
    Increase (decrease) in accounts payable      4,677      (43,085)
    Increase in accrued expenses . . . .           449         -
    Decrease in accrued interest payable            -        (4,244)
    Decrease in funds held for others. .      (110,591)    (100,723)
    Increase in amounts due to affiliates           -         6,731
    Decrease in accrued real estate taxes      (16,120)    (243,714)
    Decrease in tenant security deposits          (655)      (4,920)
    Decrease in unearned income. . . . .            -          (470)
                                             ---------     --------
      Total adjustments. . . . . . . . .        39,091      (37,539)
                                             ---------     --------
      Net cash provided by operating
        activities                             325,348      314,217
                                             ---------     --------
Cash flows from investing activities -
 additions to buildings and improvements        (1,630)      (4,577)
                                             ---------     --------
      Net cash used in investing activities     (1,630)      (4,577)
                                             ---------     --------
Cash flows from financing activities:
 Cash distributions to Limited Partners.      (375,240)    (450,288)
 Cash distributions to General Partners.        (3,790)      (4,548)
 Cash distributions to Venture Partner .            -      (120,000)
                                             ---------     --------
      Net cash used in financing activities   (379,030)    (574,836)

Net decrease in cash and cash equivalents      (55,312)    (265,196)
Cash and cash equivalents at beginning
 of period                                     507,111      823,430
                                             ---------     --------
Cash and cash equivalents
  at end of period                           $ 451,799      558,234
                                             =========     ========

                LINCAM PROPERTIES LTD. SERIES 85
                     (a limited partnership)

                  Notes to Financial Statements

                     March 31, 1996 and 1995

                           (Unaudited)

Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited partnership Act of the state of Illinois. The balance sheets at March 31, 1996 and December 31, 1995 and the statements of operations and cash flows for the three months ended March 31, 1996 and 1995 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

     Included in the statement of operations and cash flows for the three months ended March 31, 1995 are the operations of its consolidated joint venture which was sold on April 12, 1995.

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

                                      Three Months Ended         Three Months Ended
                                        March 31, 1996           March 31, 1995

                                    GAAP           TAX           GAAP        TAX
                                   BASIS          BASIS          BASIS      BASIS
     Total assets. . . . . .     $17,494,953   17,069,707       27,950,866   20,135,061

     Partners' capital
      (deficits):
      General Partners . . .     $   (49,954)    (150,160)         (37,992)    (155,340)
      Limited Partners . . .     $17,336,150   15,920,142       18,520,430   15,407,323

     Net income:
      General Partners . . .     $     2,863        2,853            3,518        3,206
      Limited Partners . . .     $   283,394      282,452          348,238      317,374

     Net income per limited
      partnership interest       $     11.33        11.29            13.92        12.69

     The net income and cash distributions per limited partnership interest, as presented for the three month period ended March 31, 1996 and 1995 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

     No provision for Federal income taxes has been made as any liability for such taxes is that of the partners rather than the Partnership.

                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)

                     Notes to Financial Statements
                             (continued)
                        March 31, 1996 and 1995

                              (Unaudited)


     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing undiscounted future cash flows with the carrying amount of the asset. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated value. Management believes that no assets are impaired; therefore, no such losses have been required to be recognized or provided in the accompanying financial statements.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement does not have a material effect on the financial position or results of operations of the Company.

(2)  INVESTMENT PROPERTIES

     (a)  General

          The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993.
Another apartment complex acquired through the joint venture was sold in 1995. All three properties owned at March 31, 1996 were completed and in operation.

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

                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)

                     Notes to Financial Statements
                            (continued)
                        March 31, 1996 and 1995

                              (Unaudited)

     (c)  5521 Meadowbrook Court Distribution Center

          On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc. has entered into a thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the lease the tenant will occupy approximately 41.67% of the distribution center and pay a base rent of $4.85 per square foot in year one. The base rent increased to $4.90 on August 1, 1994. Komori America, Inc. amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot.
Komori America, Inc.'s current lease will expire on May 31, 1996 at which time they will vacate 50% of the distribution center. The Partnership has contracted with an outside broker to actively market the property for lease and/or sale.

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

          An affiliate of the General Partners manages and provides leasing services for the distribution center for a fee equal to 6% of the gross revenue of the property.

     (d)  Walker's Mark Apartments

          On July 29, 1987, the Partnership acquired for $5,950,000 the Walker's Mark Apartments, a 164 unit apartment complex located in Dallas, Texas, and title to the approximately seven acre parcel of land on which the complex is situated.

          On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which is secured by a first mortgage on the property. The Partnership is receiving monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997. The note may be prepaid without penalty at any time. Pursuant to the note agreement the buyer is required to deposit with the seller monthly payments for real estate taxes. At March 31, 1996 and 1995, $40,288 and $25,863, respectively, are recorded as funds held for others.

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

          An affiliate of the General Partners managed the property for a fee equal to 1% of the gross revenue of the property.
                                 - 7 -


                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)

                     Notes to Financial Statements
                              (continued)
                        March 31, 1996 and 1995

                              (Unaudited)


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

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $8,950,000 in cash distributions from the joint venture which was used to repay debt (see Note 4 of Notes to Financial Statements) and make a special distribution of $3,537,616 or a $140 per limited partnership interest.

(4)  NOTE PAYABLE

     The Partnership paid the $5,000,000 note which was owed to a bank in full in April 1995 upon closing of the sale of the Barton Creek Landing Apartments.

(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the three months ended March 31, 1996 and 1995 are summarized as follows:

                             Three Months Ended  Three Months Ended    Unpaid at
                                 March 31, 1996    March 31, 1995      March 31, 1996
 Property management fees         $16,174           45,072                 449
 Reimbursement (at cost) for:
 Out-of-Pocket expenses           $18,167           17,587                   -
                                  =======          =======                =====

(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and 1995 and for the three month periods ended March 31, 1996 and 1995.

Item 2.Management Discussion and Analysis of Results of Financial Condition and Results of Operations

Liquidity and Capital Resources

On October 23, 1985, the Partnership commenced an offering of $25,000,000 (subject to increase by up to $15,000,000) of Limited Partnership Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering of Limited Partnership Interests terminated April 15, 1986. A total of 25,015 Interests were assigned to the public between October 23, 1985 and May 16, 1986. After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at March 31, 1996.

At March 31, 1996, the Partnership and its consolidated joint venture had cash of $103,739 and short-term investments in asset management accounts of $348,060, which will be utilized for distributions to partners and for working capital requirements.

At March 31, 1996 the Partnership has total current assets of $457,984 and current liabilities of $208,756 and a current ratio of 2.19. Including a special distribution of the net proceeds from the sale of the Barton Creek Landing Apartments equal to $140 per limited partnership interest, cash distributions were $206 per Limited Partnership Interest in 1995. Cash distributions for 1996 are being made at the annual rate of $60 per Limited Partnership Interest.

On April 12, 1995, the Joint Venture sold Barton Creek Landing Apartments for $14,871,600 in an all cash transaction. As described in Notes 3 and 4 of Notes to Financial Statements, the Partnership received approximately $9,060,000 in cash of which $5,000,000 was used to retire the Partnership's bank debt. Of the remaining proceeds, $140 per limited partnership interest was distributed to the partners via a special distribution. The remaining cash of approximately $520,000 was used to pay expenses of the sale or is being used for working capital needs.

In April 1995, the Partnership repaid in full its existing bank debt from the proceeds of the sale of the Barton Creek Landing Apartments.

As described in Note 2(d) of Notes to Financial Statements the Partnership sold Walker's Mark Apartments in Dallas, Texas for $6,585,000 on August 19, 1993. The Partnership received $911,617 in cash (net of closing costs) at closing and a note receivable for $5,485,000. The note provides for monthly payments of interest only in the amount of $34,281 for 50 months, at which time the note balance is due. The Partnership used the cash from the sale, together with working capital reserves, to pay its note payable down to $5,000,000.

The Corporate General Partner will continue to explore selling each of the properties at a time when, from the standpoint of maximizing value, it makes the most sense.

Results of Operations

At March 31, 1996, the Partnership owned three investment properties, consisting of an apartment complex, a distribution center and a warehouse/research facility.

The decrease in rental income for the three months ended March 31, 1996 compared to 1995 of approximately $586,000 (59.9%) is primarily due to 1) less rental income generated at Barton Creek Landing Apartments ($574,500) due to its being sold in April 1995; and 2) less rental income at Oak View Apartments ($12,100) due to lower occupancy. The increase in charges to tenant for the three months ended March 31, 1996 compared to 1995 of approximately $15,500 (45.3%) is primarily due to an increase in real estate taxes and maintenance expenses which are passed through to the tenants. Interest income decreased approximately $2,400 (2.2%) for the three months ended March 31, 1996 compared to 1995. This decrease is primarily attributable to less interest income earned at the joint venture which was terminated as of September 30, 1995. Other income decreased approximately $17,700 (78.7%) for the months ended March 31, 1996 as compared to 1995. This decrease is primarily due to Barton Creek Landing Apartments being sold in April, 1995. Property operating expenses decreased approximately $174,400 (56.3%) for the three months ended March 31, 1996 compared to 1995. This decrease of approximately $208,300 is primarily attributable to Barton Creek Landing Apartments being sold. This decrease was partially offset by increases in property operating expenses at Oak View Apartments (approximately $20,900) and at Meadowbrook Court Distribution Center (approximately $13,800). The decrease in depreciation expense of approximately $73,000 (46.8%) for the three months ended March 31, 1996 compared to 1995 is primarily attributable to the sale of Barton
Creek Landing Apartments. The decrease in interest expense of $113,201 for the three months ended March 31, 1996 as compared to 1995 is due to the note payable being repaid in April, 1995. Management fees paid to an affiliate of the General Partner decreased approximately $28,900 (64.1%) for the three months ended March 31, 1996 as compared to 1995. This decrease is primarily attributable to the sale of Barton Creek Landing Apartments. Professional services have decreased approximately $5,100 (25.9%) for the three months ended March 31, 1996 as compared to 1995. This decrease in primarily due to a decrease in tax and audit fees generated at the joint venture which is no longer in existence. Early repayment of the note payable caused amortization of deferred expenses to decrease by approximately $13,000 for the three months ended March 31, 1996 as compared to March 31, 1995. General and administrative expenses decreased by approximately $5,300 (22%) for the three months ended March 31, 1996 as compared to March 31, 1995. This decrease is primarily due to Barton Creek Landing Apartments being sold. Operating income for the three months ended March 31, 1996 as compared to 1995 decreased by $195,795 to $286,257 (38.3%) and net income decreased by $65,499 to $286,257 (18.6%) over the same period.

                               OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                1995                               1996
                                     -------------------------           -------------------------
                                      at     at    at     at              at
                                     3/31  6/30   9/30   12/31           3/31
Barton Creek Landing Apartments
 Austin, Texas . .                    96%   N/A    N/A    N/A             N/A

Oak View Apartments
 Augusta, Georgia.                    98%   88%    87%    85%             96%

5521 Meadowbrook Court
 Distribution Center
 Rolling Meadows, Illinois           100%  100%   100%   100%            100%

1880 Country Farm Drive
 Warehouse/Research Facility
 Naperville, IL. .                   100%  100%   100%   100%            100%

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

                              LINCAM PROPERTIES LTD. SERIES 85

                              By:  LINCAM PROPERTIES, INC.
                                   Corporate General Partner

Date:May 13, 1996             By:  /s/ John E. Allen
                                   John E. Allen
                                   President of Corporate
                                   General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By:  LINCAM PROPERTIES, INC.
                                   Corporate General Partner


Date:May 13, 1996             By:  /s/ Gregory T. Mutz
                                   Gregory T. Mutz
                                   Chairman and Director
                                   Principal Executive Officer


Date:May 13, 1996             By:  /s/ John E. Allen
                                   John E. Allen
                                   President and Director


Date:May 13, 1996             By:  /s/ Charles C. Kraft
                                   Charles C. Kraft, Treasurer
                                   Principal Financial Officer and
                                   Principal Accounting Officer