Form 10-Q
period 1996-06-30
LINCAM PROPERTIES LTD SERIES 85
filed 1996-08-14
CIK 774489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period
ended June 30, 1996                              Commission File Number
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



Indicate by check ( X ) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   ( X )   No  (  )





PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                          JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1996              1995
                                                                                  --------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $    479,021          507,111
  Receivable from tenant . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                66,695
  Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,812            -
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .             5,982              150
                                                                                    ------------       ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           518,815          573,956
                                                                                    ------------       ----------
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,485,000        5,485,000
                                                                                    ------------       ----------
Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           816,616        2,399,174
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .         5,693,943       12,016,137
                                                                                    ------------       ----------
                                                                                       6,510,559       14,415,311
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (1,820,637)      (2,920,741)
                                                                                    ------------       ----------
          Total investment properties, net of accumulated depreciation . . . .         4,689,922       11,494,570
Property held for sale, at estimated value (notes 1 and 2) . . . . . . . . . .         6,335,879           -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           120,544          156,440
                                                                                    ------------       ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 17,150,160       17,709,966
                                                                                    ============      ===========

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                     --------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     25,735           30,906
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,270             -
  Funds held for others (note 2) . . . . . . . . . . . . . . . . . . . . . . .            64,788          150,879
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           160,444          118,000
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            29,658           31,211
                                                                                    ------------       ----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           282,895          330,996
                                                                                    ------------       ----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000            2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .           105,576          103,112
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .          (161,719)        (154,139)
                                                                                    ------------       ----------
                                                                                         (54,143)         (49,027)
                                                                                    ------------       ----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests. . . . . . . . . . . . . . . . .        22,479,645       22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .        10,508,158       10,264,267
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (16,066,395)     (15,315,915)
                                                                                    ------------       ----------
                                                                                      16,921,408       17,427,997
                                                                                    ------------       ----------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . . . .        16,867,265       17,378,970
                                                                                    ------------       ----------

  Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . .      $ 17,150,160       17,709,966
                                                                                    ============       ==========





                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             1996           1995            1996           1995
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .      $  195,501        469,988         587,080      1,447,523
  Charges to tenants . . . . . . . . . . . . . . . .          30,708         42,021          80,256         76,116
  Interest income. . . . . . . . . . . . . . . . . .         108,497        140,852         216,405        251,144
  Other income . . . . . . . . . . . . . . . . . . .           6,163          8,957          10,955         31,493
                                                         -----------     ----------      ----------     ----------
          Total income . . . . . . . . . . . . . . .         340,869        661,818         894,696      1,806,276
                                                         -----------     ----------      ----------     ----------
Expenses:
  Property operating expenses. . . . . . . . . . . .         123,494        178,376         258,691        487,937
  Depreciation . . . . . . . . . . . . . . . . . . .          43,449         92,337         126,294        248,175
  Interest . . . . . . . . . . . . . . . . . . . . .            -            15,233            -           128,434
  Management fees paid to the
    General Partner. . . . . . . . . . . . . . . . .          12,319         18,771          28,493         63,843
  Professional services. . . . . . . . . . . . . . .          13,000         19,472          27,658         39,245
  Amortization of deferred expenses. . . . . . . . .            -             1,733            -            14,731
  General and administrative . . . . . . . . . . . .          18,509         11,646          37,205         35,609
  Provision for loss . . . . . . . . . . . . . . . .         170,000           -            170,000           -
                                                         -----------     ----------      ----------     ----------
          Total expenses . . . . . . . . . . . . . .         380,771        337,568         648,341      1,017,974
                                                         -----------     ----------      ----------     ----------
          Operating income (loss). . . . . . . . . .         (39,902)       324,250         246,355        788,302
Gain on sale of investment property. . . . . . . . .            -         4,769,685            -         4,769,685
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . .            -        (1,958,944)           -        (2,071,240)
                                                         -----------     ----------      ----------     ----------
          Net income (loss) before
            extraordinary item . . . . . . . . . . .         (39,902)     3,134,991         246,355      3,486,747
          Extraordinary item:
            Loss on early extinguishment of debt . .            -            71,924            -            71,924
                                                         -----------     ----------      ----------     ----------
          Net income (loss). . . . . . . . . . . . .     $   (39,902)     3,063,067         246,355      3,414,823
                                                         ===========     ==========      ==========     ==========

          Net income (loss) per limited
           partnership unit:
            Before extraordinary item. . . . . . . .           (1.58)        124.07            9.75         137.99
            Extraordinary item . . . . . . . . . . .            -              2.85            -              2.85
                                                         -----------     ----------      ----------     ----------
          Net income (loss). . . . . . . . . . . . .     $     (1.58)        121.22            9.75         135.14
                                                         ===========     ==========      ==========     ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . .     $     15.00         158.00           30.00         176.00
                                                         ===========     ==========      ==========     ==========






                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                        SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      (UNAUDITED)

                                                                                          1996             1995
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  246,355       3,414,823
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Gain on sale of investment property. . . . . . . . . . . . . . . . . . . . . .            -         (4,769,685)
    Provision for loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         170,000            -
    Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . . . .            -             71,924
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         126,294         248,175
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             14,731
    Venture Partner's share of income. . . . . . . . . . . . . . . . . . . . . . .            -          2,071,240
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses and other current assets . . . . . .          (5,832)         27,051
      Decrease in receivable from tenant . . . . . . . . . . . . . . . . . . . . .          66,695          53,834
      Increase in interest receivable. . . . . . . . . . . . . . . . . . . . . . .         (33,812)           -
      Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          35,896         117,360
      Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .          (5,171)        (52,445)
      Increase in accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .           2,270            -
      Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . . . . .            -             (1,952)
      Decrease in accrued interest payable . . . . . . . . . . . . . . . . . . . .            -            (14,383)
      Decrease in funds held for others. . . . . . . . . . . . . . . . . . . . . .         (86,091)        (50,723)
      Increase in amounts due to affiliates. . . . . . . . . . . . . . . . . . . .            -             61,552
      Increase (decrease) in accrued real estate taxes . . . . . . . . . . . . . .          42,444        (286,953)
      Increase (decrease) in tenant security deposits. . . . . . . . . . . . . . .          (1,553)        (80,315)
                                                                                       -----------     -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         311,140      (2,590,589)
                                                                                       -----------     -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .         557,495         824,234
                                                                                       -----------     -----------
Cash flows from investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . . .          (8,040)         (7,695)
  Net cash proceeds from sale of investment property . . . . . . . . . . . . . . .             -        14,531,569
  Recovery of cost of property held for sale . . . . . . . . . . . . . . . . . . .         180,515            -
                                                                                       -----------     -----------
          Net cash provided by investing activities. . . . . . . . . . . . . . . .         172,475      14,523,874
                                                                                       -----------     -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . . . . . . . . . .        (750,480)     (4,402,816)
  Cash distributions to General Partners . . . . . . . . . . . . . . . . . . . . .          (7,580)        (44,472)
  Cash distributions to Venture Partner. . . . . . . . . . . . . . . . . . . . . .            -         (6,177,469)
  Decrease in note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         (5,000,000)
                                                                                       -----------     -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . .        (758,060)    (15,624,757)
                                                                                       -----------     -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .         (28,090)       (276,649)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         507,111         823,430
                                                                                       -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $   479,021         546,781
                                                                                       ===========     ===========





                       LINCAM PROPERTIES LTD. SERIES 85
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995

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


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at June 30, 1996 and December 31, 1995 and the statements of operations and cash flows for the three and six months ended June 30, 1996 and 1995 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

   Included in the statement of operations and cash flows for the six months ended June 30, 1995 are the operations of its consolidated joint venture which was sold on April 12, 1995.

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

                           SIX MONTHS ENDED           SIX MONTHS ENDED
                             JUNE 30, 1996              JUNE 30, 1995
                       -----------------------   ------------------------
                      GAAP BASIS     TAX BASIS   GAAP BASIS     TAX BASIS
                      ----------     ---------   ----------     ---------

Total assets . . . . . .$17,150,160 17,068,887   27,950,866    20,135,061

Partners' capital
 (deficits):
  General Partners . . .$   (54,143)  (151,251)     (37,992)     (155,340)
  Limited Partners . . .$16,921,408 15,812,341   18,520,430    15,407,323

Net income:
  General Partners . . .$     2,464      5,554        3,518         3,206
  Limited Partners . . .$   243,891    549,891      348,238       317,374

Net income per
 limited part-
 nership interest. . . .$      9.75      21.98        13.92         12.69
                        =========== ==========   ==========    ==========

   The net income and cash distributions per limited partnership interest, as presented for the six month period ended June 30, 1996 and 1995 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

   No provision for Federal income taxes has been made as any liability, for such taxes, is that of the partners rather than the Partnership.

   Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which changes the Partnership's current method of accounting for its real estate property investments when circumstances indicate that carrying amount of the property may not be recoverable. Properties held for sale will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale will no longer be depreciated.

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

   During the three months ended June 30, 1996 a loss of $170,000 was recorded relating to the pending sale of the 1880 Country Farm Drive facility, so that this property held for sale is carried at its estimated fair value at June 30, 1996. Rental income of $182,500 net of $2,001 management fees has been treated as a partial recovery in the determination of the estimated market value of this property. Accordingly, such amounts are excluded from the operations for the three and six months ended June 30, 1996. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


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

   (C)  5521 MEADOWBROOK COURT DISTRIBUTION CENTER

       On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc. entered into a thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the lease the tenant occupied approximately 41.67% of the distribution center and paid base rent of $4.85 per square foot in year one. The base rent increased to $4.90 on August 1, 1994. Komori America, Inc. amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc.'s lease expired on May 31, 1996 at which time they vacated the 50% of the distribution center they had occupied. The Partnership has contracted with an outside broker to actively market the property for lease and/or sale.

       On January 11, 1994, the Partnership leased the 25,000 square feet of the distribution center to Samsung America, Inc. The thirty-eight month lease commenced March 6, 1994 and provides for an annual base rent of $3.75 per square foot in year one. The terms of the lease provide for three percent annual increases in the base rent. The terms of the lease also provide that the tenant be responsible for their proportionate share of all operating expenses, including real estate taxes, during the term of the lease.

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

       On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which is secured by a first mortgage on the property. Through June, 1996 the Partnership received monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997. The note may be prepaid without penalty at any time. Pursuant to the note agreement the buyer is required to deposit with the seller monthly payments for real estate taxes. At June 30, 1996 and 1995, $64,788 and $75,000, respectively, are recorded as funds held for others.

       On July 2, 1996, the buyer prepaid the note. The Partnership intends to distribute the proceeds from collection of this note in September 1996.

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

       The Partnership has contracted to sell this facility and the land on which the building is located in an all cash transaction for $6,575,000. The sale is expected to close in September 1996.


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


(5)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the six months ended June 30, 1996 and 1995 are summarized as follows:

                                 SIX MONTHS      SIX MONTHS     UNPAID AT
                                   ENDED           ENDED         JUNE 30,
                               JUNE 30, 1996   JUNE 30, 1995       1996
                               -------------   -------------     --------

   Property management fees. . . .  $28,493          45,072         513
   Reimbursement (at cost)
      for:
    Out-of-Pocket expenses . . . .  $18,167          17,587          -
                                    =======          ======       =====

(6)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of June 30, 1996 and 1995 and for the six month periods ended June 30, 1996 and 1995.


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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at June 30, 1996.

At June 30, 1996, the Partnership and its consolidated joint venture had cash of $125,153 and short-term investments in asset management accounts of $353,868, which will be utilized for distributions to partners and for working capital requirements.

At June 30, 1996 the Partnership has total current assets of $518,815 and current liabilities of $282,895 and a current ratio of 1.83. Including a special distribution of the net proceeds from the sale of the Barton Creek Landing Apartments equal to $140 per Limited Partnership Interest, cash distributions were $206 per Limited Partnership Interest in 1995. Cash distributions from operations for 1996 are being made at the quarterly rate of $15 per Limited Partnership Interest.

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

As described in Note 2(d) of Notes to Financial Statements the Partnership sold Walker's Mark Apartments in Dallas, Texas for $6,585,000 on August 19, 1993. The Partnership received $911,617 in cash (net of closing costs) at closing and a note receivable for $5,485,000. The note provided for monthly payments of interest only in the amount of $34,281 for 50 months, at which time the note balance is due. The Partnership used the cash from the sale, together with working capital reserves, to pay its note payable down to $5,000,000.

On July 2, 1996 the note receivable was prepaid. The Partnership intends to distribute the proceeds from the collection of this note in September 1996.

The Corporate General Partner will continue to explore selling each of the properties at a time when, from the standpoint of maximizing value, it makes the most sense.

RESULTS OF OPERATIONS

At June 30, 1996, the Partnership owned three investment properties, consisting of an apartment complex, a distribution center and a warehouse/research facility.

The decrease in rental income for the six months ended June 30, 1996 compared to 1995 of approximately $860,400 (59.4%) is primarily due to 1) less rental income generated at Barton Creek Landing Apartments ($640,940) due to its being sold in April 1995; 2) less rental income at Oak View Apartments ($26,500) due to lower occupancy; 3) less rental income at Meadowbrook Court Distribution Center ($10,500) due to lower occupancy; and
4) less rental income recognized at the 1880 Country Farm Drive Facility ($182,500) due to the adoption of SFAS No. 121.

The increase in charges to tenants for the six months ended June 30, 1996 compared to 1995 of approximately $4,100 (5.4%) is primarily due to an increase in real estate taxes and maintenance expenses being paid by the partnership and reimbursed by the tenants.

Interest income decreased approximately $34,700 (13.8%) for the six months ended June 30, 1996 compared to 1995. This decrease is primarily attributable to 1) less interest income earned at the joint venture level ($12,500); and 2) less funds held in interest bearing short-term asset management accounts ($22,200).

Other income decreased approximately $20,500 (65.2%) for the six months ended June 30, 1996 as compared to 1995. This decrease is primarily due to Barton Creek Landing Apartments being sold in April, 1995.

Property operating expenses decreased approximately $229,200 (46.9%) for the six months ended June 30, 1996 compared to 1995. This decrease of approximately $277,700 is primarily attributable to Barton Creek Landing Apartments being sold. This decrease was partially offset by increases is property operating expenses at Oak View Apartments (approximately $23,200) and at Meadowbrook Court Distribution Center (approximately $27,000).

The decrease in depreciation expense of approximately $121,900 (49.1%) for the six months ended June 30, 1996 compared to 1995 is primarily attributable to 1) the sale of Barton Creek Landing Apartments (80,600); and 2) less depreciation charged at the 1880 Country Farm Drive Facility ($40,000) due to the pending sale of this property and estimated fair value accounting in accordance with SFAS No. 121.

The decrease in interest expense of $128,434 for the six months ended June 30, 1996 as compared to 1995 is due to the note payable being repaid in April, 1995.

Management fees paid to an affiliate of the General Partner decreased approximately $35,300 (55.4%) for the six months ended June 30, 1996 as compared to 1995. This decrease is primarily attributable to the sale of Barton Creek Landing Apartments.

Professional services have decreased approximately $11,600 (29.5%) for the six months ended June 30, 1996 as compared to 1995. This decrease is primarily due to a decrease in tax and audit fees incurred by the consolidated joint venture which is no longer in existence.

Early repayment of the note payable caused amortization of deferred expenses to decrease by approximately $14,700 for the six months ended June 30, 1996 as compared to June 30, 1995.

Operating income for the six months ended June 30, 1996 as compared to 1995 decreased by $541,947 to $246,355.







                                                       OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1995                                   1996
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

Barton Creek Landing Apartments
  Austin, Texas. . . . . . . . .        96%         N/A         N/A        N/A      N/A      N/A

Oak View Apartments
  Augusta, Georgia . . . . . . .        98%         88%         87%        85%      96%      88%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . .       100%        100%        100%       100%     100%      50%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . . . .       100%        100%        100%       100%     100%     100%


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

Date:  August 13, 1996  By:    /s/ JOHN E. ALLEN

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


Date:  August 13, 1996  By:    /s/ GREGORY T. MUTZ

                               Gregory T. Mutz
                               Chairman and Director
                               Principal Executive Officer


Date:  August 13, 1996  By:    /s/ JOHN E. ALLEN

                               John E. Allen
                               President and Director


Date:  August 13, 1996  By:    /s/ CHARLES C. KRAFT

                               Charles C. Kraft, Treasurer
                               Principal Financial Officer and
                               Principal Accounting Officer