Form 10-Q
period 1996-09-30
LINCAM PROPERTIES LTD SERIES 85
filed 1996-11-14
CIK 774489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period
ended September 30, 1996                      Commission File Number
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

                                                    BALANCE SHEETS

                                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1996              1995
                                                                                  --------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,077,323          507,111
  Receivable from tenant . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              66,695
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .             2,875              150
                                                                                    ------------       ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        12,080,198          573,956
                                                                                    ------------       ----------
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           5,485,000
                                                                                    ------------       ----------
Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           816,616        2,399,174
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .         5,694,427       12,016,137
                                                                                    ------------       ----------
                                                                                       6,511,043       14,415,311
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (1,864,344)      (2,920,741)
                                                                                    ------------       ----------
          Total investment properties, net of accumulated depreciation . . . .         4,646,699       11,494,570
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,705          156,440
                                                                                    ------------       ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,739,602       17,709,966
                                                                                    ============      ===========

                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                     --------------------------------------------

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1996              1995
                                                                                  --------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     40,600           30,906
  Funds held for others (note 2) . . . . . . . . . . . . . . . . . . . . . . .             --             150,879
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           140,007          118,000
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            20,517           31,211
                                                                                    ------------       ----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           201,124          330,996
                                                                                    ------------       ----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000            2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .           106,078          103,112
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .          (165,510)        (154,139)
                                                                                    ------------       ----------
                                                                                         (57,432)         (49,027)
                                                                                    ------------       ----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests. . . . . . . . . . . . . . . . .        22,479,645       22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .        10,557,900       10,264,267
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (16,441,635)     (15,315,915)
                                                                                    ------------       ----------
                                                                                      16,595,910       17,427,997
                                                                                    ------------       ----------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . . . .        16,538,478       17,378,970
                                                                                    ------------       ----------

  Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . .      $ 16,739,602       17,709,966
                                                                                    ============       ==========

                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1996           1995            1996           1995
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $   149,802        395,308         736,882      1,842,831
  Charges to tenants . . . . . . . . . . . . . . . .          23,031         35,882         103,287        111,998
  Interest income. . . . . . . . . . . . . . . . . .          90,755        110,689         307,160        361,833
  Other income . . . . . . . . . . . . . . . . . . .           6,083          5,157          17,038         36,650
                                                         -----------     ----------      ----------     ----------
          Total income . . . . . . . . . . . . . . .         269,671        547,036       1,164,367      2,353,312
                                                         -----------     ----------      ----------     ----------
Expenses:
  Property operating expenses. . . . . . . . . . . .         123,023        105,873         381,714        593,810
  Depreciation . . . . . . . . . . . . . . . . . . .          43,707         83,919         170,001        332,094
  Interest . . . . . . . . . . . . . . . . . . . . .           --                56           --           128,490
  Management fees paid to the
    General Partner. . . . . . . . . . . . . . . . .           9,347         16,221          37,840         80,064
  Professional services. . . . . . . . . . . . . . .          13,522         21,223          41,180         60,468
  Amortization of deferred expenses. . . . . . . . .           --             --              --            14,731
  General and administrative . . . . . . . . . . . .          19,294         19,195          56,499         54,804
  Provision for loss . . . . . . . . . . . . . . . .          10,534          --            180,534          --
                                                         -----------     ----------      ----------     ----------
          Total expenses . . . . . . . . . . . . . .         219,427        246,487         867,768      1,264,461
                                                         -----------     ----------      ----------     ----------
          Operating income . . . . . . . . . . . . .          50,244        300,549         296,599      1,088,851
Gain (loss) on sale of investment property . . . . .           --              (810)          --         4,768,875
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . .           --             3,953           --        (2,067,287)
                                                         -----------     ----------      ----------     ----------
          Net income before
            extraordinary item . . . . . . . . . . .          50,244        303,692         296,599      3,790,439
          Extraordinary item:
            Loss on early extinguishment of debt . .           --             --              --            71,924
                                                         -----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . .     $    50,244        303,692         296,599      3,718,515
                                                         ===========     ==========      ==========     ==========

                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1996           1995            1996           1995
                                                         -----------     ----------     -----------     ----------
          Net income per limited
           partnership unit:
            Before extraordinary item. . . . . . . .     $      1.99          12.02           11.74         150.01
            Extraordinary item . . . . . . . . . . .           --             --              --             (2.85)
                                                         -----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . .     $      1.99          12.02           11.74         147.16
                                                         ===========     ==========      ==========     ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . .     $     15.00          15.00           45.00         191.00
                                                         ===========     ==========      ==========     ==========




                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                     NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                      (UNAUDITED)

                                                                                          1996             1995
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  296,599       3,718,515
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loss on sale of investment property. . . . . . . . . . . . . . .         180,534      (4,768,875)
    Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . . . .           --             71,924
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         170,001         332,094
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             14,731
    Venture Partner's share of income. . . . . . . . . . . . . . . . . . . . . . .           --          2,067,287
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses and other current assets . . . . . .          (2,725)          4,089
      Decrease in receivable from tenant . . . . . . . . . . . . . . . . . . . . .          66,695          53,834
      Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          36,615         129,655
      Increase (decrease) in accounts payable. . . . . . . . . . . . . . . . . . .           9,694         (39,465)
      Decrease in unearned income. . . . . . . . . . . . . . . . . . . . . . . . .           --             (1,952)
      Decrease in accrued interest payable . . . . . . . . . . . . . . . . . . . .           --            (14,383)
      Decrease in funds held for others. . . . . . . . . . . . . . . . . . . . . .        (150,879)        (25,707)
      Increase (decrease) in accrued real estate taxes . . . . . . . . . . . . . .          22,007        (246,414)
      Decrease in tenant security deposits . . . . . . . . . . . . . . . . . . . .         (10,694)        (80,425)
                                                                                       -----------     -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         321,248      (2,503,607)
                                                                                       -----------     -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .         617,847       1,214,908
                                                                                       -----------     -----------
Cash flows from investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . . .          (8,524)         (9,462)
  Net cash proceeds from sale of investment property . . . . . . . . . . . . . . .       6,239,950      14,530,759
  Collection of note receivable. . . . . . . . . . . . . . . . . . . . . . . . . .       5,485,000           --
  Recovery of cost of property held for sale . . . . . . . . . . . . . . . . . . .         373,030           --
                                                                                       -----------     -----------
          Net cash provided by investing activities. . . . . . . . . . . . . . . .      12,089,456      14,521,297
                                                                                       -----------     -----------

                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                          1996             1995
                                                                                      ------------     -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . . . . . . . . . .      (1,125,720)     (4,778,056)
  Cash distributions to General Partners . . . . . . . . . . . . . . . . . . . . .         (11,371)        (48,263)
  Cash distributions to Venture Partner. . . . . . . . . . . . . . . . . . . . . .           --         (6,173,516)
  Decrease in note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         (5,000,000)
                                                                                       -----------     -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . .      (1,137,091)    (15,999,835)
                                                                                       -----------     -----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .      11,570,212        (263,630)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         507,111         823,430
                                                                                       -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $12,077,323         559,800
                                                                                       ===========     ===========

                       LINCAM PROPERTIES LTD. SERIES 85
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

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


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at September 30, 1996 and December 31, 1995 and the statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

   Included in the statement of operations and cash flows for the nine months ended September 30, 1995 are the operations of its consolidated joint venture which was sold on April 12, 1995.

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

                              NINE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                         ------------------------   ----------------------
                         GAAP BASIS     TAX BASIS   GAAP BASIS   TAX BASIS
                         ----------     ---------   ----------   ---------

Total assets . . . . .  $16,739,602    16,755,743   17,829,696  17,399,105

Partners' capital
 (deficits):
  General Partners . .  $   (57,432)     (140,978)     (48,039)   (148,459)
  Limited Partners . .  $16,595,910    16,829,175   17,525,753  16,088,588

Net income:
  General Partners . .  $     2,966        19,616       37,185      53,802
  Limited Partners . .  $   293,633     1,941,965    3,681,330   5,326,407

Net income per
 limited part-
 nership interest. . .  $     11.74         77.63       147.16      212.92
                        ===========    ==========   ==========  ==========

   The net income and cash distributions per limited partnership interest, as presented for the nine month period ended September 30, 1996 and 1995 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

   The 1880 Country Farm Drive facility was sold in September, 1996. For the period from April 1, 1996 through September 30, 1996, rental income of $358,696 net of $3,763 management fees has been treated as a partial recovery in the determination of the estimated market value of this property. Accordingly, such amounts are excluded from the operations for the three and nine months ended September 30, 1996. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


(2)  INVESTMENT PROPERTIES

   (A)  GENERAL

       During the years 1986 through 1988, the Partnership acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex acquired through the joint venture was sold in 1995. The warehouse/research facility was sold in September, 1996.

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


       On July 2, 1996, the buyer prepaid the note. The Partnership distributed the proceeds from collection of this note on October 1, 1996.

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

       On September 20, 1996, the Partnership sold this facility and the land on which the building is situated for $6,575,000 in an all cash transaction. The Partnership received $6,239,950 (after closing costs and commissions). The Partnership used these proceeds and the proceeds from the collection of the $5,485,000 note from the sale of the Walker's Mark Apartments to make a special distribution of $450 per limited partnership interest on October 1, 1996.


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

(5)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the nine months ended September 30, 1996 and 1995 are summarized as follows:

                                  NINE MONTHS      NINE MONTHS      UNPAID AT
                                     ENDED            ENDED         SEPT. 30,
                                SEPT. 30, 1996   SEPT. 30, 1995        1996
                                --------------   --------------      --------

   Property management fees. . . .  $37,840           80,064            --
   Reimbursement (at cost)
      for:
    Out-of-Pocket expenses . . . .  $54,649           53,584            --
                                    =======           ======          =====

(6)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of September 30, 1996 and 1995 and for the nine month periods ended September 30, 1996 and 1995.

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

At September 30, 1996, the Partnership and its consolidated joint venture had cash of $87,715 and short-term investments in asset management accounts of $11,989,608, which will be utilized for distributions to partners and for working capital requirements.

At September 30, 1996 the Partnership has total current assets of $12,080,198 and current liabilities of $201,124 and a current ratio of
60.06. Including a special distribution of the net proceeds from the sale of the Barton Creek Landing Apartments equal to $140 per Limited Partnership Interest, cash distributions were $206 per Limited Partnership Interest in 1995. Cash distributions from operations for 1996 are being made at the quarterly rate of $15 per Limited Partnership Interest. The Partnership also made a special distribution of $450 per Limited Partnership Interest on October 1, 1996.

On September 20, 1996, the Partnership sold the 1880 Country Farm Drive facility for $6,575,000 in an all cash transaction. As described in Note 2(E) of Notes to Financial Statements, the Partnership received $6,239,950 (net of closing costs). The Partnership distributed the majority of these proceeds to the partners via a special distribution on October 1, 1996.

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

As described in Note 2(D) of Notes to Financial Statements the Partnership sold Walker's Mark Apartments in Dallas, Texas for $6,585,000 on August 19, 1993. The Partnership received $911,617 in cash (net of closing costs) at closing and a note receivable for $5,485,000. The note provided for monthly payments of interest only in the amount of $34,281 for 50 months, at which time the note balance is due. The Partnership used the cash down payment from the sale, together with working capital reserves, to pay its note payable down to $5,000,000.

On July 2, 1996 the note receivable was prepaid. The Partnership distributed the proceeds from the collection of this note on October 1, 1996.

The Corporate General Partner will continue to explore selling its remaining properties at a time when, from the standpoint of maximizing value, it makes the most sense.

RESULTS OF OPERATIONS

At September 30, 1996, the Partnership owned two investment properties, consisting of an apartment complex, and a distribution center.

The decrease in rental income for the nine months ended September 30, 1996 compared to 1995 of approximately $1,105,900 is primarily due to: 1) less rental income generated at Barton Creek Landing Apartments ($640,940) due to its being sold in April 1995; 2) less rental income at Oak View Apartments ($61,500) due to lower occupancy; 3) less rental income at Meadowbrook Court Distribution Center ($38,100) due to lower occupancy; and
4) less rental income recognized at the 1880 Country Farm Drive Facility ($365,360) due to the adoption of SFAS No. 121.

The decrease in charges to tenants for the nine months ended September 30, 1996 compared to 1995 of approximately $8,700 (7.8%) is primarily due to lower occupancy with the Partnership being responsible for half of the real estate taxes and maintenance expenses since June 1, 1996.

Interest income decreased approximately $54,700 (15.1%) for the nine months ended September 30, 1996 compared to 1995. This decrease is primarily attributable to: 1) less interest income earned at the joint venture level ($12,500); and 2) early repayment of the note receivable ($101,400). These decreases have been partially offset by having more funds held in interest bearing short-term asset management accounts ($59,200).

Other income decreased approximately $19,600 (53.5%) for the nine months ended September 30, 1996 as compared to 1995. This decrease is primarily due to Barton Creek Landing Apartments being sold in April, 1995.

Property operating expenses decreased approximately $212,100 (35.7%) for the nine months ended September 30, 1996 compared to 1995. A decrease of approximately $269,300 is primarily attributable to Barton Creek Landing Apartments being sold. This decrease was partially offset by increases is property operating expenses at Oak View Apartments (approximately $25,900) and at Meadowbrook Court Distribution Center (approximately $32,400).

The decrease in depreciation expense of approximately $162,100 (48.8%) for the nine months ended September 30, 1996 compared to 1995 is primarily attributable to: 1) the sale of Barton Creek Landing Apartments ($80,600); and 2) less depreciation charged at the 1880 Country Farm Drive Facility ($79,100) due to the estimated fair value accounting in accordance with SFAS No. 121.

The decrease in interest expense of $128,490 for the nine months ended September 30, 1996 as compared to 1995 is due to the note payable being repaid in April, 1995.

Management fees paid to an affiliate of the General Partner decreased approximately $42,200 (52.7%) for the nine months ended September 30, 1996 as compared to 1995. This decrease is primarily attributable to 1) the sale of Barton Creek Landing Apartments (approximately $32,600); 2) less rental income at Oakview Apartments ($3,000); 3) less rental income at Meadowbrook Court Distribution Center ($2,700); and 4) less rental income at 1880 Country Farm Drive Facility ($3,800).

Professional services decreased approximately $19,300 (31.9%) for the nine months ended September 30, 1996 as compared to 1995. This decrease is primarily due to a decrease in tax and audit fees incurred by the consolidated joint venture which is no longer in existence.

Early repayment of the note payable caused amortization of deferred expenses to decrease by approximately $14,700 for the nine months ended September 30, 1996 as compared to September 30, 1995.

Operating income for the nine months ended September 30, 1996 as compared to 1995 decreased by $611,718 to $477,133.

                                                       OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1995                                   1996
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

Barton Creek Landing Apartments
  Austin, Texas. . . . . . . . .        96%         N/A         N/A        N/A      N/A      N/A      N/A

Oak View Apartments
  Augusta, Georgia . . . . . . .        98%         88%         87%        85%      96%      88%      77%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . .       100%        100%        100%       100%     100%      50%      50%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . . . .       100%        100%        100%       100%     100%     100%      N/A


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

Date:  November 13, 1996       By:/s/ CHARLES C. KRAFT

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


Date:  November 13, 1996       By:/s/ GREGORY T. MUTZ

                               Gregory T. Mutz
                               Chairman and Director
                               Principal Executive Officer


Date:  November 13, 1996       By:/s/ JOHN E. ALLEN

                               John E. Allen
                               President and Director


Date:  November 13, 1996       By:/s/ CHARLES C. KRAFT

                               Charles C. Kraft, Treasurer
                               Principal Financial Officer and
                               Principal Accounting Officer