Form 10-K
period 1996-12-31
LINCAM PROPERTIES LTD SERIES 85
filed 1997-03-17
CIK 774489

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the fiscal year ended                   Commission File Number
December 31, 1996                                     2-99673



                   LINCAM  PROPERTIES LTD. SERIES 85
        (Exact name of registrant as specified in its charter)


     Illinois                            36-3377785
(State of Organization)       (I.R.S. Employer Identification No.)


     125 South Wacker Drive, Suite 3100, Chicago, Illinois  60606
                (Address of principal executive office)


Registrant's telephone number, including area code:  (312) 443-1477


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                        which registered
-------------------                -------------------------------

       None                                     None


Securities registered pursuant to Section 12(g) of the Act:


                    LIMITED  PARTNERSHIP INTERESTS
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

The prospectus of the registrant dated October 23, 1985 as supplemented April 22, 1986 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 is incorporated by reference in Parts I and III of this Annual Report on Form 10-K.





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .   7

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  31


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  31

Item 11.     Executive Compensation . . . . . . . . . . .  33

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  34

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  35


PART IV

Item 14.     Exhibits, Financial Statement Schedule,
             and Reports on Form 8-K. . . . . . . . . . .  35


Signatures    . . . . . . . . . . . . . . . . . . . . . .  36





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

     The Partnership has made the real property investments set forth in the following table:








NAME, TYPE OF PROPERTY                                   DATE OF
    AND LOCATION                         SIZE           PURCHASE                 TYPE OF OWNERSHIP
----------------------              --------------      --------                 --------------------------

1.  Barton Creek Landing               250 units         5/21/86                 fee ownership of land and
    Apartments                                                                   improvements (through
    Austin, TX                                                                   joint venture
                                                                                 partnership) (a) (d)

2.  Oak View Apartments                124 units         9/30/86                 fee ownership of land and
    Augusta, GA                                                                  improvements (b)

3.  5521 Meadowbrook Court          50,000 sq. ft.       1/12/87                 fee ownership of land and
    Distribution Center                 g.l.a.                                   improvements (b)
    Rolling Meadows, IL

4.  Walker's Mark Apartments           164 units         7/29/87                 fee ownership of land and
    Dallas, TX                                                                   improvements (b) (c)

5.  1880 Country Farm Road          162,000 sq. ft.      7/1/88                  fee ownership of land and
    Warehouse/Research Facility                                                  improvements (b) (c)
    Naperville, IL

--------------------

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

     In September 1996, the Partnership sold the 1880 Country Farm Road Facility, as described in the Partnership's Report on Form 8-K filed October 3, 1996, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for further description of such transaction.

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

     Included below is a list of approximate occupancy levels by quarter for the Partnership's investment properties during fiscal years 1995 and 1996:





                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Barton Creek Landing Apts.
  Austin, TX. . . . . . . . .        96%       N/A        N/A       N/A     N/A      N/A     N/A     N/A

Oak View Apartments
  Augusta, GA . . . . . . . .        99%       88%        87%       85%     96%      88%     77%     82%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, IL . . . .       100%      100%       100%      100%    100%      50%     50%     50%

1880 Country Farm Road
  Naperville, IL. . . . . . .       100%      100%       100%      100%    100%     100%     N/A     N/A


--------------------

     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 790 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the General Partners will endeavor to assist an investor desiring to transfer his Interests and may utilize the services of broker-dealers in this regard. The price to be paid for the Interests as well as the commission to be received by the broker-dealer will be subject to negotiation by the investor. The General Partners will not redeem or repurchase Interests.

     Reference is made to Item 6 on the following page for a discussion of cash distributions made to the Limited Partners.






ITEM 6.  SELECTED FINANCIAL DATA (a)

                                      LINCAM PROPERTIES LTD. SERIES 85
                              (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993, AND 1992

                                (not covered by Independent Auditors' Report)
                                1996          1995          1994          1993          1992
                            -----------   -----------    ----------   -----------   -----------

Total income. . . . . . .    $1,352,610     2,907,891     4,380,033     4,640,228     4,696,992

Gain (loss) on sale of
 investment property .. .    $ (180,534)    4,768,875         --        1,300,556         --

Net income. . . . . . . .    $  270,435     3,998,801     1,351,167     2,662,473     1,213,493

Net income per
 Interest (b) . . . . . .    $    10.70        158.25         53.47        105.37         48.02

Total assets. . . . . . .    $4,976,133    17,709,966    28,452,075    28,923,077    30,187,869

Long-term debt. . . . . .    $    --            --        5,000,000     5,000,000         --

Cash distributions
 per Interest (c).. . . .    $   510.00        206.00         70.00         64.00         52.00
                             ==========    ==========    ==========    ==========    ==========

__________________

     (a)   The above summary of selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

     (b)   The net income per Interest is based upon the number of Interests outstanding at the end of each year
(25,016).

     (c)   Prior to 1991, cash distributions to the Limited Partners of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital for income tax purposes.  In 1991, the Partnership generated taxable income of $8.14 per unit and distributed $36.00 per unit.
In 1992, the Partnership generated taxable income of $36.26 per unit and distributed $52.00 per unit.  In 1993, the Partnership generated taxable income of $54.60 per unit and distributed $64.00 per unit.  In 1994, the
Partnership generated taxable income of $47.64 per unit and distributed $70.00 per unit.  In 1995, the Partnership generated taxable income of $224.62 per unit and distributed $206.00 per unit.  In 1996, the Partnership generated taxable income of $67.94 per unit and distributed $510.00 per unit.





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

     At December 31, 1996, the Partnership had short-term investments in asset management accounts of $341,065 which will be utilized for distributions to partners and for working capital requirements.

     At December 31, 1996, the Partnership had total current assets of $352,017, current liabilities of $213,758 and a current ratio of 1.65. The Partnership distributed $70 per Limited Partnership Interest in 1994. Including a special distribution of the net proceeds from the sale of Barton Creek Landing Apartments equal to $140 per Limited Partnership Interest, cash distributions increased to $206 per Limited Partnership Interest in 1995. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996.

     On September 20, 1996, the Partnership sold the 1880 Country Farm Road Facility for $6,575,000 in an all cash transaction. As described in Note 2(e) of Notes to Financial Statements, the Partnership received $6,239,950 (net of closing costs). The Partnership distributed the majority of these proceeds to the partners via a special distribution on October 1, 1996.

     On July 2, 1996, the note receivable was prepaid. The Partnership distributed the proceeds from the collection of this note on October 1, 1996.

     On April 12, 1995, the Joint Venture sold Barton Creek Landing Apartments for $14,871,600 in an all cash transaction. As described in Notes 3 and 4 of Notes to Consolidated Financial Statements, the Partnership received approximately $9,060,000 in cash of which $5,000,000 was used to retire the Partnership's bank debt. Of the remaining proceeds, $140 per limited partnership interest was distributed to the partners via a special distribution. The remaining cash of approximately $520,000 was used to pay expenses of the sale or was used for working capital needs.

     In April 1995, the Partnership repaid in full its existing bank debt from the proceeds of the sale of Barton Creek Landing Apartments.

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

     The Corporate General Partner will continue to explore selling the two remaining properties at a time when, from the standpoint of maximizing value, it makes the most sense.




     RESULTS OF OPERATIONS

     At December 31, 1996, the Partnership owned two investment properties, consisting of one apartment complex and a distribution center.

     The decrease in rental income for the twelve months ended December 31, 1996 compared to 1995 of approximately $1,322,000 is primarily due to: (1) no rental income generated at Barton Creek Landing Apartments during 1996 due to it being sold in April 1995 ($640,940); (2) less rental income generated at the 1880 Country Farm Road Facility ($548,350) due to it being sold in September 1996; (3) less rental income at Meadowbrook Distribution Center ($65,700) due to a tenant vacating 50% of the building on May 31, 1996; and (4) less rental income generated at Oak View Apartments ($66,800) due to lower occupancy.

     The decrease in charges to tenants for the twelve months ended December 31, 1996 compared to 1995 of approximately $57,700 (33.3%) is primarily due to lower occupancy at the Meadowbrook Distribution Center with the Partnership being responsible for 50% of the real estate taxes on operating expenses since June 1, 1996.

     Interest income decreased approximately $158,900 (33.6%) for the twelve months ended December 31, 1996 compared to 1995. This decrease is primarily attributable to: (1) early repayment of the note receivable ($204,000); and (2) less interest income earned at the joint venture level ($13,000). These decreases have been partially offset by having more funds held in an interest bearing short-term asset management account ($58,200).

     Other income decreased approximately $16,900 (43.3%) for the twelve months ended December 31, 1996 compared to 1995. This decrease is primarily due to Barton Creek Landing Apartments being sold in April 1995.

     Property operating expenses decreased approximately $228,100 (31.1%) for the twelve months ended December 31, 1996 compared to 1995. A decrease of approximately $266,500 is attributable to Barton Creek Landing Apartments being sold in April 1995. This decrease was partially offset by increases in operating expenses at Oak View Apartments (approximately $16,800) and at Meadowbrook Court Distribution Center (approximately $21,500).

      The decrease in depreciation expense of approximately $203,400 (48.7%) for the twelve months ended December 31, 1996 compared to 1995 is primarily attributable to: (1) the sale of Barton Creek Landing Apartments (approximately $80,600); and (2) the sale of the 1880 Country Farm Road Facility (approximately $118,700).

     The decrease in interest expense of $128,493 for the twelve months ended December 31, 1996 compared to 1995 is due to the note payable being repaid in April 1995.

     Management fees paid to affiliates of the General Partner decreased approximately $49,000 (50.8%) for the twelve months ended December 31, 1996 compared to 1995. This decrease is primarily attributable to: (1) the sale of Barton Creek Landing Apartments (approximately $32,600); (2) less rental income collected at Oakview Apartments (approximately $3,100); (3) less rental income at Meadowbrook Court Distribution Center (approximately $7,300); and (4) the sale of the 1880 Country Farm Road Facility (approximately $5,800).

     Professional services decreased approximately $14,000 (19.1%) for the twelve months ended December 31, 1996 compared to 1995. This decrease is primarily due to a decrease in tax and audit fees incurred by the consolidated joint venture which was terminated in 1995.

     Early repayment of the note payable caused amortization of deferred expenses to decrease by $14,731 for the twelve months ended December 31, 1996 compared to 1995.





     For the twelve months ended December 31, 1996 net operating income was $270,435 or $10.70 per limited partnership unit. Included in net operating income is a provision for loss of $180,534 made in June 1996 in anticipation of the September 1996 sale of the 1880 Country Farm Road Facility.

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

     INFLATION

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








ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture


                                 INDEX
                                 -----

                                                               PAGE
                                                               ----

Independent Auditors' Report. . . . . . . . . . . . . . .        12

Consolidated Balance Sheets, December 31, 1996 and 1995 .        13

Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . .        15

Consolidated Statements of Partners' Capital Accounts
  (Deficits), years ended December 31, 1996, 1995 and 1994       17

Consolidated Statements of Cash Flows, years ended
  December 31, 1996, 1995 and 1994. . . . . . . . . . . .        18

Notes to Consolidated Financial Statements. . . . . . . .        20



                                                           SCHEDULE
                                                           --------

Consolidated Real Estate and Accumulated Depreciation . .      III


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LincAm Properties Ltd. Series 85 and consolidated venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements in 1996, the Partnership changed its method of accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of to conform with Statement of Financial Accounting Standards No. 121.




                                       /S/ KPMG Peat Marwick LLP


Chicago, Illinois
February 3, 1997













                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                                         CONSOLIDATED BALANCE SHEETS

                                         December 31, 1996 and 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $    350,073          507,111
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .          1,944              150
Receivable from tenant. . . . . . . . . . . . . . . . . . . . . . . .          --              66,695
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .        352,017          573,956
                                                                        ------------      -----------

Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           5,485,000
Investment properties, at cost (notes 2 and 3):
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        816,616        2,399,174
  Building and improvements . . . . . . . . . . . . . . . . . . . . .      5,702,499       12,016,137
                                                                        ------------      -----------

                                                                           6,519,115       14,415,311
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .     (1,908,341)      (2,920,741)
                                                                        ------------      -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . .      4,610,774       11,494,570

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,342          156,440
                                                                        ------------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $  4,976,133       17,709,966
                                                                        ============      ===========






                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                --------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         44,411           30,906
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          1,943            --
  Funds held for others . . . . . . . . . . . . . . . . . . . . . . .          --             150,879
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        146,250          118,000
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .         21,154           31,211
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        213,758          330,996

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          2,000            2,000
    Allocated portion of cumulative net income. . . . . . . . . . . .        105,817          103,112
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (283,009)        (154,139)
                                                                        ------------      -----------
                                                                            (175,192)         (49,027)
                                                                        ------------      -----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests . . . . . . . . . . . .     22,479,645       22,479,645
    Allocated portion of cumulative net income. . . . . . . . . . . .     10,531,997       10,264,267
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (28,074,075)     (15,315,915)
                                                                        ------------      -----------
                                                                           4,937,567       17,427,997
                                                                        ------------      -----------
          Total partners' capital . . . . . . . . . . . . . . . . . .      4,762,375       17,378,970
                                                                        ------------      -----------
          Total liabilities and partners' capital . . . . . . . . . .   $  4,976,133       17,709,966
                                                                        ============      ===========








                         See accompanying notes to consolidated financial statements




                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $    900,574        2,222,426       3,733,479
  Charges to tenants. . . . . . . . . . . . . . . .         115,626          173,299         126,333
  Interest income . . . . . . . . . . . . . . . . .         314,371          473,252         433,354
  Other income. . . . . . . . . . . . . . . . . . .          22,045           38,914          86,867
                                                       ------------     ------------    ------------
          Total income. . . . . . . . . . . . . . .       1,352,616        2,907,891       4,380,033
                                                       ------------     ------------    ------------
Expenses:
  Property operating expenses . . . . . . . . . . .         504,861          732,961       1,300,283
  Depreciation. . . . . . . . . . . . . . . . . . .         213,998          417,432         613,936
  Interest expense. . . . . . . . . . . . . . . . .           --             128,493         370,010
  Management fees paid to affiliate
    of general partner (note 7) . . . . . . . . . .          47,423           96,386         170,002
  Professional services . . . . . . . . . . . . . .          59,032           72,990          70,090
  Amortization of deferred expenses . . . . . . . .           --              14,731          51,993
  General and administrative. . . . . . . . . . . .          76,333           75,761          68,859
  Provision for loss on sale of investment
    property. . . . . . . . . . . . . . . . . . . .         180,534            --              --
                                                       ------------     ------------    ------------
          Total expenses. . . . . . . . . . . . . .       1,082,181        1,538,754       2,645,173
                                                       ------------     ------------    ------------
          Operating income. . . . . . . . . . . . .         270,435        1,369,137       1,734,860

Gain on sale of investment
  property (note 3) . . . . . . . . . . . . . . . .           --           4,768,875           --
Venture partner's share of venture's
  operations and sale (note 3). . . . . . . . . . .           --          (2,067,287)       (383,693)
                                                       ------------     ------------    ------------
          Net income before extraordinary item. . .         270,435        4,070,725       1,351,167

  Extraordinary item:
    Loss on early extinguishment of debt. . . . . .           --              71,924           --
                                                       ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .    $    270,435        3,998,801       1,351,167
                                                       ============     ============    ============




                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1996             1995            1994
                                                       ------------     ------------    ------------

          Net income per limited
            partnership interest:
             Before extraordinary item. . . . . . .    $      10.70           161.10           53.47
          Extraordinary item. . . . . . . . . . . .           --                2.85           --
                                                       ------------     ------------    ------------

                Net income. . . . . . . . . . . . .    $      10.70           158.25           53.47
                                                       ============     ============    ============

          Cash distributions per limited
            partnership interest. . . . . . . . . .    $     510.00           206.00           70.00
                                                       ============     ============    ============


























                        See accompanying notes to consolidated financial statements.




                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 GENERAL PARTNERS                             LIMITED PARTNERS (25,016 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF
              CONTRI-      NET         CASH                       OFFERING       NET        CASH
              BUTIONS     INCOME   DISTRIBUTIONS     TOTAL         COSTS        INCOME  DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1993 . . . . . $2,000      49,613      (84,398)     (32,785)    22,479,645    4,967,798  (8,411,499) 19,035,944

Net income. . . .--         13,511        -            13,511         --       1,337,656       --      1,337,656
Cash distri-
 butions. . . . .--           --        (17,688)     (17,688)         --           --     (1,751,120) (1,751,120)
               ------     --------     --------   ----------     ----------   ---------- -----------  ----------
Balance
 (deficit) at
 December 31,
 1994 . . . . . .2,000      63,124     (102,086)     (36,962)    22,479,645    6,305,454 (10,162,619) 18,622,480

Net income. . . .--         39,988         -           39,988         --       3,958,813       --      3,958,813
Cash distri-
 butions. . . . .--           --        (52,053)     (52,053)         --           --     (5,153,296) (5,153,296)
               ------     --------     --------   ----------     ----------   ---------- -----------  ----------
Balance
 (deficit) at
 December 31,
 1995 . . . . . .2,000     103,112     (154,139)     (49,027)    22,479,645   10,264,267 (15,315,915) 17,427,997

Net income. . . .--          2,705        --           2,705         --          267,730       --        267,730
Cash distri-
 butions. . . . .--           --       (128,870)    (128,870)        --           --     (12,758,160)(12,758,160)
               ------     --------     --------   ----------     ----------   ---------- -----------  ----------
Balance
 (deficit) at
 December 31,
 1996 . . . . . .$2,000    105,817     (283,009)    (175,192)   22,479,645    10,531,997 (28,074,075)  4,937,567
               ======     ========     ========   ==========     ==========   ========== ===========  ==========

                          See accompanying notes to consolidated financial statements.




                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996            1995             1994
                                                        -----------      -----------     -----------
  Net income. . . . . . . . . . . . . . . . . . . .     $   270,435        3,998,801       1,351,167
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Straight-line of rent adjustment. . . . . . .           --              52,041          29,214
      Loss on early extinguishment of debt. . . . .           --              71,924           --
      (Gain) loss on sale of investment property. .         180,534       (4,768,875)          --
      Depreciation. . . . . . . . . . . . . . . . .         213,998          417,432         613,936
      Amortization. . . . . . . . . . . . . . . . .           --              14,731          51,993
      Venture partner's share of venture's
        operations. . . . . . . . . . . . . . . . .           --           2,067,287         383,693
      Other . . . . . . . . . . . . . . . . . . . .         373,030            --              --
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses
        and other . . . . . . . . . . . . . . . . .          (1,794)          37,751          (1,517)
      (Increase) decrease in receivable from tenant          66,695           (5,016)        (61,679)
      (Increase) decrease in other assets . . . . .          35,978           96,375          (3,483)
      Increase (decrease) in accounts payable . . .          13,505          (46,157)         12,348
      Increase in accrued expenses. . . . . . . . .           1,943            --              --
      Increase (decrease) in accrued
        interest payable. . . . . . . . . . . . . .           --             (14,383)          3,493
      Increase (decrease) in funds held for others.        (150,879)          24,293          13,282
      Increase (decrease) in accrued real
        estate taxes. . . . . . . . . . . . . . . .          28,250         (309,116)         14,446
      Increase (decrease) in security deposits. . .         (10,057)         (82,017)          1,256
      Decrease in unearned income . . . . . . . . .           --              (1,952)         (1,879)
                                                        -----------      -----------     -----------
          Total adjustments . . . . . . . . . . . .         751,203       (2,445,682)      1,055,103
                                                        -----------      -----------     -----------
          Net cash provided by
            operating activities. . . . . . . . . .       1,021,638        1,553,119       2,406,270
                                                        -----------      -----------     -----------
Cash flows from (for) investing activities:
  Additions to buildings and improvements . . . . .         (16,596)         (21,332)       (159,402)
  Net cash proceeds from sale of investment
    property. . . . . . . . . . . . . . . . . . . .       6,239,950       14,530,759           --
  Collection of note receivable . . . . . . . . . .       5,485,000            --              --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      11,708,354       14,509,427        (159,402)
                                                        -----------      -----------     -----------




                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                            1996            1995             1994
                                                        -----------      -----------     -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners. . . . . .     (12,758,160)      (5,153,296)     (1,751,120)
  Cash distributions to General Partners. . . . . .        (128,870)         (52,053)        (17,688)
  Cash distributions to Venture Partner . . . . . .           --          (6,173,516)       (480,000)
  Repayments of notes payable . . . . . . . . . . .           --          (5,000,000)          --
                                                        -----------      -----------     -----------
          Net cash used in financing activities . .     (12,887,030)     (16,378,865)     (2,248,808)
                                                        -----------      -----------     -----------
Net decrease in cash and cash equivalents . . . . .        (157,038)        (316,319)         (1,940)

Cash and cash equivalents at beginning of year. . .         507,111          823,430         825,370
                                                        -----------      -----------     -----------

Cash and cash equivalents at end of year. . . . . .     $   350,073          507,111         823,430
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $     --             142,876         366,517
                                                        ===========      ===========     ===========


















                        See accompanying notes to consolidated financial statements.




                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



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






                                      LINCAM PROPERTIES LTD. SERIES 85
                              (a limited partnership) and Consolidated Venture

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                    1996                              1995
                                     ------------------------------   ------------------------------
                                       GAAP BASIS        TAX BASIS       GAAP BASIS        TAX BASIS
                                      ------------      -----------     ------------     -----------

Total assets. . . . . . . . . . . .    $ 4,976,133        4,989,277       17,709,966      17,320,863
Partners' capital (deficits):
  General partners. . . . . . . . .    $  (175,192)        (213,759)         (49,027)       (149,223)
  Limited partners. . . . . . . . .    $ 4,937,567        4,988,898       17,427,997      16,012,930
Net income:
  General partners. . . . . . . . .    $     2,705           64,334           39,988          56,757
  Limited partners. . . . . . . . .    $   267,730        1,734,128        3,958,813       5,618,979
                                       ===========      ===========      ===========     ===========





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

     The 1880 Country Farm Road facility was sold in September, 1996. In anticipation of the sale, the Partnership, in June 1996, made a provision for loss of $180,534 to reduce the carrying amount of the facility to its estimated value. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex was sold in 1995. The warehouse/research facility was sold in 1996. Both properties owned at December 31, 1996 were completed and in operation.

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

     (c)  5521 Meadowbrook Court Distribution Center

     On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and has been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc. has entered into a thirty-two month lease agreement which commenced August 16, 1993. Under the terms of the lease the tenant occupied approximately 41.67% of the distribution center and paid base rent of $4.85 per square foot in year one. The base rent increased to $4.90 on August 1, 1994. The terms of the lease also provided that the tenant be responsible for its proportionate share of all operating expenses, including real estate taxes during the term of the lease. Komori America, Inc. amended their lease effective February 1, 1994 to occupy an additional 4,167 square feet (8.33%) for $2.75 per square foot. Komori America, Inc.'s lease expired on May 31, 1996 at which time they vacated one-half of the distribution center they had occupied.

     On January 11, 1994, the Partnership leased the remaining 25,000 square feet of the distribution center to Samsung America, Inc. The thirty-eight month lease commenced March 6, 1994 and provides for an annual base rent of $3.75 per square foot in year one. The terms of the lease provide for three percent annual increases in the base rent. The terms of the lease also provide that the tenant be responsible for their proportionate share of all operating expenses, including real estate taxes, during the term of the lease. On November 29, 1996, the tenant amended the lease to occupy an additional 25,000 square feet and to extend the term of the lease until July 31, 2002. Effective March 1, 1997, the tenant will occupy the entire distribution center and will be responsible for all operating expenses including insurance and real estate taxes during the term of the lease. The base rent for the original 25,000 square feet increased to $4.10 per square foot on March 1, 1997. Under the terms of the First Amendment to Lease the base rent for the additional 25,000 square feet will be $4.40 per square foot commencing March 1, 1997. Commencing June 1, 1997, the tenant will pay a base rent of $4.40 for the entire 50,000 square feet. The lease provides for 3% annual increases in base rent effective March 1.

     An affiliate of the General Partners manages the distribution center for a fee equal to 3% of the gross revenue for the property.

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





                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which was secured by a first mortgage on the property. Through June 1996, the Partnership received monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997. Pursuant to the note agreement the buyer is required to deposit with the seller monthly payments for real estate taxes.

     On July 2, 1996, the buyer prepaid the note in full. The Partnership distributed the proceeds from the collection of the note on October 1, 1996.

     (e)  1880 Country Farm Road Facility

     On July 1, 1988, the Partnership acquired for $7,840,000 an approximately 162,000 square foot office and warehouse/research building and title to the approximately 354,000 square foot parcel of land on which the building is situated. The property is located at 1880 Country Farm Road in Naperville, Illinois, and was leased to Babson Bros. Co. for a ten-year lease term which commenced September 1987. The terms of the lease provided that the tenant be responsible for payment of all operating expenses, including real estate taxes, during the term of the lease.

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






                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(6)  LEASES

     At December 31, 1996, the Partnership's principal assets are one apartment complex and one distribution center. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives.

     Apartment complex leases in effect at December 31, 1996 are generally for a term of one year or less and provide for total annual rents of approximately $561,840.

     The commercial lease for the distribution center commenced March 6, 1994, was amended in November 1996 effective March 1, 1997, and provides for scheduled rent increases of 3% per annum during the term of the lease. Generally accepted accounting principles require that rental income be recorded for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease. Included in other assets at December 31, 1996, 1995 and 1994 is deferred rent receivable of $0, $141,461 and $193,502, respectively, and included in rental income for the years ended December 31, 1996, 1995 and 1994 is $0, $52,041 and $29,214, respectively, related to amortization of deferred rent receivable.

     The commercial lease call for minimum lease payments to be received in the future as follows:

                1997. . . . . . . . . . . . . . $  198,042
                1998. . . . . . . . . . . . . .    225,417
                1999. . . . . . . . . . . . . .    232,333
                2000. . . . . . . . . . . . . .    239,333
                2001. . . . . . . . . . . . . .    246,333
                2002. . . . . . . . . . . . . .    147,500
                                                ----------
                    Total . . . . . . . . . . . $1,288,958
                                                ==========

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

                Apartment complex:
                  Cost. . . . . . . . . . . . .$ 3,842,443
                  Accumulated depreciation. . . (1,306,419)
                                               -----------
                                                 2,536,024
                                               -----------
                Distribution center:
                  Cost. . . . . . . . . . . . .  2,676,672
                  Accumulated depreciation. . .   (601,922)
                                               -----------
                                                 2,074,750
                                               -----------
                    Total . . . . . . . . . . .$ 4,610,774
                                               ===========





                   LINCAM PROPERTIES LTD. SERIES 85
           (a limited partnership) and Consolidated Venture

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)


(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996         1995        1994
                                     -------      -------     -------

Property management fees. . . .      $47,423       96,386     170,002

Out-of-pocket expenses. . . . .      $72,726       70,502      69,822
                                     =======      =======     =======






                                                                                             SCHEDULE III
                                       LINCAM PROPERTIES LTD. SERIES 85
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               December 31, 1996


                                                        COSTS CAPITALIZED
                                  INITIAL COST TO        SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (a)         ACQUISITION               AT CLOSE OF PERIOD (b)
                              ---------------------- --------------------------------------------------------
                                         BUILDINGS               BUILDINGS              BUILDINGS
                                           AND                     AND                    AND
DESCRIPTION       ENCUMBRANCE    LAND   IMPROVEMENTS    LAND   IMPROVEMENTS    LAND   IMPROVEMENTS    TOTAL
-----------       -----------  -------- ------------  -------  ------------ --------- ------------ ----------

Augusta, GA . . . .$   --       254,078    3,406,949     --         181,416   254,078    3,588,365   3,842,443
Rolling Mdws, IL. .    --       562,538    1,998,815     --         115,319   562,538    2,114,134   2,676,672
                   ----------   -------   ----------   ------      --------  --------   ----------  ----------
    Total . . . . .$   --       816,616    5,405,764      --        296,735   816,616    5,702,499   6,519,115
                   ==========   =======   ==========   ======      ========  ========   ==========  ==========





                                                                                  SCHEDULE III - CONTINUED
                                       LINCAM PROPERTIES LTD. SERIES 85
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN INCOME
                             ACCUMULATED           DATE OF        DATE        STATEMENT
DESCRIPTION                  DEPRECIATION       CONSTRUCTION    ACQUIRED     IS COMPUTED
-----------                  ------------       ------------   ----------  ---------------
Augusta, GA . . . . . . .       1,306,419           1986          9/30/86       5-40 years
Rolling Mdws, IL. . . . .         601,922           1986          1/12/87       5-40 years
                               ----------
    Total . . . . . . . .      $1,908,341
                               ==========


       (a)   The initial cost represents the original purchase price of the properties, including closing costs.
       (b)   The aggregate cost of the above real estate at December 31, 1996 for Federal Tax purposes is $6,519,115.





                                                                                  SCHEDULE III - CONTINUED
                                       LINCAM PROPERTIES LTD. SERIES 85
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED





       (C)   Reconciliation of real estate owned:
                                                            1996                1995                 1994
                                                        -------------       -------------       -------------

     Balance at beginning of period . . . . . . . . .    $ 14,415,311          27,241,049          27,081,647
     Additions during period. . . . . . . . . . . . .          16,596              16,291             159,402
     Less dispositions during period. . . . . . . . .      (7,912,792)        (12,842,029)              --
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $  6,519,115          14,415,311          27,241,049
                                                         ============        ============        ============

       (C)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  2,920,741           5,588,495           4,974,559
     Additions during period. . . . . . . . . . . . .         213,998             417,432             613,936
     Less dispositions during period. . . . . . . . .      (1,226,398)         (3,085,186)              --
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $  1,908,341           2,920,741           5,588,495
                                                         ============        ============        ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of auditors during fiscal years of 1996, 1995 or 1994.


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

     The directors, executive officers and other officers of the Corporate General Partner of the Partnership and key officers of certain affiliates are as follows:


     NAME                                    OFFICE
     ----                                    ------

     Gregory T. Mutz. . . . . . . . . . .    Chairman and Director, and
                                             President, Amli Management
                                             Company
     John E. Allen. . . . . . . . . . . .    President and Director
     Lawrence T. Kissko . . . . . . . . .    Vice President,
                                             Assistant Secretary
                                             and Director
     Marybeth Montgomery. . . . . . . . .    Vice President,
                                             Assistant Secretary
                                             and Director
     Charles C. Kraft . . . . . . . . . .    Treasurer
     Charlotte A. Sparrow . . . . . . . .    Secretary
     Susan S. Bersh . . . . . . . . . . .    Investor Relations
                                             Coordinator

     There are no family relationships among any of the foregoing directors or officers. All directors and officers of the Corporate General Partner have been elected to serve until the next annual meeting of its stockholders to be held in 1997.

     The business experience of each director and officer of the Corporate General Partner of the Partnership is as follows:

     Gregory T. Mutz (age 51) is the Chairman and a Director of LincAm Properties, Inc. Mr. Mutz is also the President of Amli Management Company. Mr. Mutz is also the Chairman of Amli Realty Co., a Trustee and the Chairman of Amli Residential Properties Trust, a Director of Baldwin & Lyons, Inc., a property and casualty insurance company, a Director of Unique Indoor Comfort, Inc., a Chicago headquartered heating and air conditioning contracting firm, and a general partner in numerous real estate partnerships. Prior to the above associations, Mr. Mutz was an officer with White, Weld & Co. Incorporated, a New York-based investment banking firm (1976-78); and was associated with the law firm of Mayer, Brown & Platt (1973-76). Mr. Mutz received a B.A. degree from DePauw University in 1967 and a J.D. from the University of Michigan Law School in 1973.




     John E. Allen (age 60) is the President and a Director of LincAm Properties, Inc. Mr. Allen is also the President of Amli Realty Co. and a Trustee and Vice Chairman of Amli Residential Properties Trust. Prior to joining Amli, he was a partner in the law firm of Mayer, Brown & Platt (1964-81). Mr. Allen received a B.S. degree in Business from Indiana University in 1961 and a J.D. from the Indiana University School of Law in 1964. While with Mayer, Brown & Platt, Mr. Allen was extensively involved with structuring international business transactions and the equity financing of real estate, including hotels, apartments, warehouses and office buildings.

     Lawrence T. Kissko (age 48) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. He is also Senior Vice President and Director of Real Estate Investment of Lincoln National Investment Management Company. In this position Mr. Kissko is responsible for the management of the real estate production effort. Prior to joining Lincoln in 1983, Mr. Kissko was associated with Union Mutual Life Insurance Company of Portland, Maine. Prior to that, he was associated with Massachusetts Mutual Life Insurance Company. With both companies, Mr. Kissko was responsible for real estate investment activities. Mr. Kissko holds a Master's degree in Business Administration from State University of New York at Albany, and a Bachelor's degree in Management from Rensselaer Polytechnic Institute in Troy, New York.

     Marybeth Montgomery (age 53) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. and is an Assistant Vice President and Director of Real Estate Asset Management at Lincoln National Corporation. Ms. Montgomery is responsible for Lincoln's apartment and nursing home portfolio coast to coast. Ms. Montgomery joined Lincoln in 1983 after serving as a regional property manager for Gene B. Glick of Indiana. She attended Indiana University and is a Certified Property Manager, Certified Apartment Manager and holds a real estate broker's license.

     Charles C. Kraft (age 49) is Treasurer of LincAm Properties, Inc. He is also Treasurer of Amli Realty Co. and Treasurer and Principal Accounting Officer of Amli Residential Properties Trust. Prior to joining Amli, he was associated with KPMG Peat Marwick in that firm's national real estate practice (1972-83). He is a Certified Public Accountant and a former Director of the Chicago Board of Realtors. Mr. Kraft is a 1968 graduate of Wabash College.

     Charlotte A. Sparrow (age 38) is the Secretary of LincAm Properties, Inc. She is also Secretary of Amli Realty Co. and Secretary of Amli Residential Properties Trust. Prior to joining Amli, Ms. Sparrow was a paralegal with the law firm of Mayer, Brown & Platt (1982-1993). Ms. Sparrow received a B.A. from Ripon College in 1980.

     Susan S. Bersh (age 33) is Investor Relations Coordinator for LincAm Properties, Inc. She is also the Marketing and Communications Coordinator for Amli Realty Co. and a Vice President and the Investor Relations and Public Relations Director for Amli Residential Properties Trust. Ms. Bersh is a Registered Representative for Direct Participation Programs and has passed the Uniform Securities Agent State Law Exam. She graduated from the University of Illinois with a B.A. degree in Economics in 1985.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses which are described under the captions "Compensation and Fees" at pages 10-14, "Cash Distributions" at pages 69-70 and "Allocation of Profits or Losses for Tax Purposes" at page 70 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 5 of Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations. In fiscal 1996, the General Partners received distributions of $128,870.

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

     In fiscal 1996, Amli Management Co., an affiliate of the General Partners, earned property management fees aggregating $29,773 for its services to the Partnership in connection with the operations of Oak View Apartments in Augusta, Georgia.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operating of the Partnership's real property investments. In fiscal 1996, affiliates of the General Partners of the Partnership were reimbursed for such out-of-pocket expenses in the amount of $72,726 all of which was repaid as of December 31, 1996.






ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following persons or groups are known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership:

                             NAME OF                          AMOUNT AND NATURE
                            BENEFICIAL                           OF BENEFICIAL             PERCENT
TITLE OF CLASS                OWNER                               OWNERSHIP                OF CLASS
--------------              ----------                        -----------------            --------
Limited Partnership         LNL-IPD Par Life Portfolio        12,629                       50.48%
Interests                   1300 S. Clinton Street            Interests directly
                            Fort Wayne, Indiana  46801

Limited Partnership         LincAm Associates Ltd.            6,237                        24.93%
Interests                   125 South Wacker Drive            Interests directly
                            Suite 3100
                            Chicago, Illinois  60606


     (b)  The officers and directors of the Corporate General Partner of the Partnership own as a group the following Interests of the Partnership:

                             NAME OF                          AMOUNT AND NATURE
                            BENEFICIAL                           OF BENEFICIAL             PERCENT
TITLE OF CLASS                OWNER                               OWNERSHIP                OF CLASS
--------------              ----------                        -----------------            --------
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

         No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the commission when it is sent to the Partners.









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

                      Date:   March 13, 1997

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

                      By:     LINCAM PROPERTIES, INC.
                              Corporate General Partner

                      By:     /S/ GREGORY T. MUTZ

                              Gregory T. Mutz
                              Chairman and Director
                              Principal Executive Officer

                      Date:   March 13, 1997

                      By:     /S/ JOHN E. ALLEN

                              John E. Allen
                              President and Director

                      Date:   March 13, 1997

                      By:     /S/ CHARLES C. KRAFT

                              Charles C. Kraft, Treasurer,
                              Principal Financial Officer and
                              Principal Accounting Officer

                      Date:   March 13, 1997