Form 10-Q
period 1997-03-31
LINCAM PROPERTIES LTD SERIES 85
filed 1997-05-15
CIK 774489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period
ended March 31, 1997                    Commission File Number
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

                                                    BALANCE SHEETS

                                         MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1997              1996
                                                                                  --------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .     $     244,245          350,073
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            69,473            --
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .             6,595            1,944
                                                                                    ------------       ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           320,313          352,017
                                                                                    ------------       ----------

Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           254,078          816,616
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .         3,595,743        5,702,499
                                                                                    ------------       ----------
                                                                                       3,849,821        6,519,115
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (1,328,319)      (1,908,341)
                                                                                    ------------       ----------
          Total investment properties, net of accumulated depreciation . . . .         2,521,502        4,610,774

Property held for sale, at estimated value (notes 1 and 2) . . . . . . . . . .         2,062,902            --
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,995           13,342
                                                                                    ------------       ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4,917,712        4,976,133
                                                                                    ============      ===========




                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                     --------------------------------------------

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1997              1996
                                                                                  --------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     27,425           44,411
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,018            1,943
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           118,674          146,250
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            31,328           21,154
                                                                                    ------------       ----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           178,445          213,758
                                                                                    ------------       ----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000            2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .           105,585          105,817
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .          (283,009)        (283,009)
                                                                                    ------------       ----------
                                                                                        (175,424)        (175,192)
                                                                                    ------------       ----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests. . . . . . . . . . . . . . . . .        22,479,645       22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .        10,509,121       10,531,997
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (28,074,075)     (28,074,075)
                                                                                    ------------       ----------
                                                                                       4,914,691        4,937,567
                                                                                    ------------       ----------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . . . .         4,739,267        4,762,375
                                                                                    ------------       ----------

  Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . .      $  4,917,712        4,976,133
                                                                                    ============       ==========










                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                      (UNAUDITED)



                                                                                          1997             1996
                                                                                      ------------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    172,845         391,579
  Charges to tenants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,952          49,548
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,461         107,908
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,882           4,792
                                                                                       -----------      ----------
          Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         216,140         553,827
                                                                                       -----------      ----------
Expenses:
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .         111,361         135,197
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,899          82,845
  Management fees paid to the
    General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,239          16,174
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,773          14,658
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,976          18,696
  Provision for loss on sale of investment property. . . . . . . . . . . . . . . .          60,000           --
                                                                                       -----------      ----------
          Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         239,248         267,570
                                                                                       -----------      ----------
          Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . .         (23,108)        286,257
                                                                                       -----------      ----------
          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (23,108)        286,257
                                                                                       ===========      ==========

          Net income (loss) per limited partnership unit . . . . . . . . . . . . .     $      (.91)          11.33
                                                                                       ===========      ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . . . . . . . . . . . . . . . . .     $     --              15.00
                                                                                       ===========      ==========







                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                      (UNAUDITED)
                                                                                          1997             1996
                                                                                      ------------     -----------
Cash flows from (for) operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (23,108)        286,257
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for loss on sale of investment property. . . . . . . . . . . . . . .          60,000           --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,899          82,845
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets. . . . . . . . . . . .          (4,651)         (6,035)
      (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . .         (69,473)         66,695
      Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             347          17,826
      Increase (decrease) in accounts payable. . . . . . . . . . . . . . . . . . .         (16,986)          4,677
      Increase (decrease) in accrued expenses. . . . . . . . . . . . . . . . . . .            (925)            449
      Decrease in funds held for others. . . . . . . . . . . . . . . . . . . . . .           --           (110,591)
      Decrease in accrued real estate taxes. . . . . . . . . . . . . . . . . . . .         (27,576)        (16,120)
      Increase (decrease) in tenant security deposits. . . . . . . . . . . . . . .          10,174            (655)
                                                                                       -----------     -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (27,191)         39,091
                                                                                       -----------     -----------
          Net cash provided by (used in) operating activities. . . . . . . . . . .         (50,299)        325,348
                                                                                       -----------     -----------
Cash flows for investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . . .          (7,378)         (1,630)
  Payment of leasing commissions . . . . . . . . . . . . . . . . . . . . . . . . .         (48,151)          --
                                                                                       -----------     -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . .         (55,529)         (1,630)
                                                                                       -----------     -----------
Cash flows for financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . . . . . . . . . .           --           (375,240)
  Cash distributions to General Partners . . . . . . . . . . . . . . . . . . . . .           --             (3,790)
                                                                                       -----------     -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . .           --           (379,030)
                                                                                       -----------     -----------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .        (105,828)        (55,312)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         350,073         507,111
                                                                                       -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $   244,245         451,799
                                                                                       ===========     ===========

                       LINCAM PROPERTIES LTD. SERIES 85
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

   Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at March 31, 1997 and December 31, 1996 and the statements of operations and cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

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

                          THREE MONTHS ENDED        THREE MONTHS ENDED
                            MARCH 31, 1997            MARCH 31, 1996
                       -----------------------   ------------------------
                      GAAP BASIS     TAX BASIS   GAAP BASIS     TAX BASIS
                      ----------     ---------   ----------     ---------

Total assets . . . . . .$4,917,712   4,961,014   17,494,953    17,069,707

Partners' capital
 (deficits):
  General Partners . . .$ (175,424)   (213,688)     (49,954)     (150,160)
  Limited Partners . . .$4,914,691   4,996,257   17,336,150    15,920,142

Net income (loss)
  General Partners . . .$     (232)         70        2,863         2,853
  Limited Partners . . .$  (22,876)      6,980      283,394       282,452

Net income (loss)
 per limited part-
 nership interest. . . .$     (.91)        .28        11.33         11.29
                      ==========     =========   ==========    ==========

   The net income and cash distributions per limited partnership interest, as presented for the three month period ended March 31, 1997 and 1996 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

   During the three months ended March 31, 1997, a loss of $60,000 was recorded relating to the intended sale of the 5521 Meadowbrook Court Distribution Center facility, so that this property held for sale is carried at its estimated fair value at March 31, 1997. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


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

   (C)  5521 MEADOWBROOK COURT DISTRIBUTION CENTER

       On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and had been leased to Komori America , Inc. since February 11, 1991. Komori America, Inc.'s lease expired on May 31, 1996 at which time they vacated the 50% of the distribution center they had occupied.

       On January 11, 1994, the Partnership leased 25,000 square feet of the distribution center to Samsung America, Inc. The thirty-eight month lease commenced March 6, 1994 and provided for an annual base rent of $3.75 per square foot in year one. The terms of the lease provide for three percent annual increases in the base rent. The terms of the lease also provide that the tenant be responsible for their proportionate share of all operating expenses, including real estate taxes, during the term of the lease. On November 29, 1996, the tenant amended the lease to occupy an additional 25,000 square feet and to extend the term of the lease until July 31, 2002. Effective March 1, 1997, the tenant occupies the entire distribution center and is responsible for all operating expenses including insurance and real estate taxes during the term of the lease. The base rent for the original 25,000 square feet increased to $4.10 per square foot on March 1, 1997. Under the terms of the First Amendment to Lease the base rent for the additional 25,000 square feet is $4.40 per square foot commencing March 1, 1997. Commencing June 1, 1997, the tenant will pay a base rent of $4.40 for the entire 50,000 square feet. The lease provides for 3% annual increases in base rent effective March 1.

       An affiliate of the General Partners manages the distribution center for a fee equal to 3% of the gross revenue of the property.

   (D)  WALKER'S MARK APARTMENTS

       On July 29, 1987, the Partnership acquired for $5,950,000 the Walker's Mark Apartments, a 164 unit apartment complex located in Dallas, Texas, and title to the approximately seven acre parcel of land on which the complex is situated.

       On August 19, 1993, the Partnership sold this apartment complex for $6,585,000. The Partnership received $911,617 in cash (after closing costs and commissions) and a note receivable for $5,485,000 which is secured by a first mortgage on the property. Through June, 1996 the Partnership received monthly payments of interest only, at an annual rate of 7.5% with the note balance due October 1, 1997. Pursuant to the note agreement the buyer was required to deposit with the seller monthly payments for real estate taxes.

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

       On September 20, 1996, the Partnership sold this facility and the land on which the building is situated for $6,575,000 in an all cash transaction. The Partnership received $6,239,950 after closing costs and commissions. The Partnership used these proceeds and the proceeds from the collection of the $5,485,000 note from the sale of the Walker's Mark Apartments to make a special distribution of $450 per limited partnership interest on October 1, 1996.


(3)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                 THREE MONTHS     THREE MONTHS      UNPAID AT
                                     ENDED            ENDED         MARCH 31,
                                MARCH 31, 1997   MARCH 31, 1996       1997
                                --------------   --------------     ---------

   Property management fees. . . .  $ 9,239           16,174           139
   Reimbursement (at cost)
      for:
    Out-of-Pocket expenses . . . .  $20,286           18,167            --
                                    =======           ======           ====

(4)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of March 31, 1997 and 1996 and for the three month periods ended March 31, 1997 and 1996.

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at March 31, 1997.

At March 31, 1997, the Partnership had cash of $18,237 and short-term investments in asset management accounts of $226,008, which will be utilized for distributions to partners and for working capital requirements.

At March 31, 1997, the Partnership has total current assets of $320,313 and current liabilities of $178,445 and a current ratio of 1.795. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. The Partnership will be making future distributions as its two remaining properties are sold.

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

RESULTS OF OPERATIONS

At March 31, 1997, the Partnership owned two investment properties, consisting of an apartment complex, and a distribution center.

The decrease in rental income for the three months ended March 31, 1997 compared to 1996 of approximately $218,700 (55.8%) is primarily due to:
1) no rental income generated at 1880 Country Farm Drive Facility ($182,900) due to its being sold in September 1996; 2) less rental income at Oak View Apartments ($17,350) due to lower occupancy; and 3) less rental income at Meadowbrook Court Distribution Center ($18,450) due to lower occupancy.

The decrease in charges to tenants for the three months ended March 31, 1997 compared to 1996 of approximately $16,600 (33.5%) is primarily due to lower occupancy with the Partnership being responsible for half of the real estate taxes and maintenance expenses for January and February 1997.

Interest income decreased approximately $103,400 for the three months ended March 31, 1997 compared to 1996. This decrease is primarily attributable to early repayment of the note receivable in July 1996.

Other income increased approximately $1,100 (22.7%) for the three months ended March 31, 1997 as compared to 1996. This increase is primarily due to an increase in tenant services and charges at Oak View Apartments.

Property operating expenses decreased approximately $23,800 (17.6%) for the three months ended March 31, 1997 compared to 1996. This decrease was primarily due to decreases in property operating expenses at Oak View Apartments (approximately $10,800) and at Meadowbrook Court Distribution Center (approximately $14,600).

The decrease in depreciation expense of approximately $60,900 (73.6%) for the three months ended March 31, 1997 compared to 1996 is primarily attributable to: 1) no depreciation recorded on the 1880 Country Farm Drive Facility due to its being sold in 1996 ($39,500) and 2) less depreciation charged at the Meadowbrook Court Distribution Center ($20,700) due to the estimated fair value accounting in accordance with SFAS No. 121.

Management fees paid to an affiliate of the General Partner decreased approximately $6,900 (42.9%) for the three months ended March 31, 1997 as compared to 1996. This decrease is primarily attributable to 1) the sale of 1880 Country Farm Drive Facility ($2,000); 2) less rental income at Oakview Apartments ($800); and 3) less rental income at Meadowbrook Court Distribution Center ($4,100).

Professional services decreased approximately $1,900 (12.9%) for the three months ended March 31, 1997 as compared to 1996. This decrease is primarily due to a decrease in tax and audit fees incurred by the Partnership.

General and administration expenses increased approximately $5,300 (28.2%) for the three months ended March 31, 1997 as compared to 1996. This increase is primarily due to: 1) costs incurred for mandated electronic filings of reports with the Securities and Exchange Commission (approxi-mately $3,300) and 2) increases in overhead charges (approximately $2,000).


                                                       OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1996                                   1997
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

Oak View Apartments
  Augusta, Georgia . . . . . . .        96%         88%         77%        82%      84%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . .       100%         50%         50%        50%     100%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . . . .       100%        100%         N/A        N/A      N/A



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

Date:  May 12, 1997     By:    /s/ CHARLES C. KRAFT

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


Date:  May 12, 1997     By:    /s/ GREGORY T. MUTZ

                               Gregory T. Mutz
                               Chairman and Director
                               Principal Executive Officer


Date:  May 12, 1997     By:    /s/ JOHN E. ALLEN

                               John E. Allen
                               President and Director


Date:  May 12, 1997     By:    /s/ CHARLES C. KRAFT

                               Charles C. Kraft, Treasurer
                               Principal Financial Officer and
                               Principal Accounting Officer