Form 10-Q
period 1997-06-30
LINCAM PROPERTIES LTD SERIES 85
filed 1997-08-13
CIK 774489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period
ended June 30, 1997                         Commission File Number
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

                                                    BALANCE SHEETS

                                          JUNE 30, 1997 AND DECEMBER 31, 1996

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                      JUNE 30,       DECEMBER 31,
                                                                                       1997              1996
                                                                                  --------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $    397,152          350,073
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,858            --
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .            16,931            1,944
                                                                                    ------------       ----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .           447,941          352,017
                                                                                    ------------       ----------

Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             816,616
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . .             --           5,702,499
                                                                                    ------------       ----------
                                                                                           --           6,519,115
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .             --          (1,908,341)
                                                                                    ------------       ----------
          Total investment properties, net of accumulated depreciation . . . .             --           4,610,774

Properties held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2) . . . . . . . . . . . . . . . . . . . . .         4,566,189            --
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,745           13,342
                                                                                    ------------       ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,028,875        4,976,133
                                                                                    ============      ===========




                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                     --------------------------------------------

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                       1997              1996
                                                                                  --------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     24,835           44,411
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,636            1,943
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           170,422          146,250
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            33,078           21,154
                                                                                    ------------       ----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           230,971          213,758
                                                                                    ------------       ----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000            2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .           106,172          105,817
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .          (283,009)        (283,009)
                                                                                    ------------       ----------
                                                                                        (174,837)        (175,192)
                                                                                    ------------       ----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests. . . . . . . . . . . . . . . . .        22,479,645       22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .        10,567,171       10,531,997
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (28,074,075)     (28,074,075)
                                                                                    ------------       ----------
                                                                                       4,972,741        4,937,567
                                                                                    ------------       ----------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . . . .         4,797,904        4,762,375
                                                                                    ------------       ----------

  Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . .      $  5,028,875        4,976,133
                                                                                    ============       ==========










                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             1997           1996            1997           1996
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $   194,737        195,501         367,582        587,080
  Charges to tenants . . . . . . . . . . . . . . . .          46,419         30,708          79,371         80,256
  Interest income. . . . . . . . . . . . . . . . . .           3,722        108,497           8,183        216,405
  Other income . . . . . . . . . . . . . . . . . . .           6,827          6,163          12,709         10,955
                                                         -----------     ----------      ----------     ----------
          Total income . . . . . . . . . . . . . . .         251,705        340,869         467,845        894,696
                                                         -----------     ----------      ----------     ----------
Expenses:
  Property operating expenses. . . . . . . . . . . .         126,577        123,494         237,938        258,691
  Depreciation . . . . . . . . . . . . . . . . . . .          22,228         43,449          44,127        126,294
  Management fees paid to the
    General Partner. . . . . . . . . . . . . . . . .          10,579         12,319          19,818         28,493
  Professional services. . . . . . . . . . . . . . .          11,273         13,000          24,046         27,658
  General and administrative . . . . . . . . . . . .          22,411         18,509          46,387         37,205
  Provision for loss on sale
    of investment property . . . . . . . . . . . . .           --           170,000          60,000        170,000
                                                         -----------     ----------      ----------     ----------
          Total expenses . . . . . . . . . . . . . .         193,068        380,771         432,316        648,341
                                                         -----------     ----------      ----------     ----------
          Operating income (loss). . . . . . . . . .          58,637        (39,902)         35,529        246,355
                                                         -----------     ----------      ----------     ----------
          Net income (loss). . . . . . . . . . . . .     $    58,637        (39,902)         35,529        246,355
                                                         ===========     ==========      ==========     ==========

          Net income (loss) per
            limited partnership unit . . . . . . . .     $      2.32          (1.58)           1.41           9.75
                                                         ===========     ==========      ==========     ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . .     $     --             15.00           --             30.00
                                                         ===========     ==========      ==========     ==========




                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS
                                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                      (UNAUDITED)
                                                                                          1997             1996
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   35,529         246,355
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loss on sale of investment property. . . . . . . . . . . . . . .          60,000         170,000
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,127         126,294
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets. . . . . . . . . . . .         (14,987)         (5,832)
      (Increase) decrease in accounts receivable . . . . . . . . . . . . . . . . .         (33,858)         66,695
      Increase in interest receivable. . . . . . . . . . . . . . . . . . . . . . .           --            (33,812)
      (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . .          (1,403)         35,896
      Decrease in accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         (19,576)         (5,171)
      Increase in accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .             693           2,270
      Decrease in funds held for others. . . . . . . . . . . . . . . . . . . . . .           --            (86,091)
      Increase in accrued real estate taxes. . . . . . . . . . . . . . . . . . . .          24,172          42,444
      Increase (decrease) in tenant security deposits. . . . . . . . . . . . . . .          11,924          (1,553)
                                                                                       -----------     -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .          71,092         311,140
                                                                                       -----------     -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .         106,621         557,495
                                                                                       -----------     -----------
Cash flows from (for) investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . . .         (13,648)         (8,040)
  Payment of leasing commissions, net of amortization. . . . . . . . . . . . . . .         (45,894)          --
  Recovery of cost of property held for sale . . . . . . . . . . . . . . . . . . .           --            180,515
                                                                                       -----------     -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . .         (59,542)        172,475
                                                                                       -----------     -----------
Cash flows for financing activities:
  Cash distributions to Limited Partners . . . . . . . . . . . . . . . . . . . . .           --           (750,480)
  Cash distributions to General Partners . . . . . . . . . . . . . . . . . . . . .           --             (7,580)
                                                                                       -----------     -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . .           --           (758,060)
                                                                                       -----------     -----------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .          47,079         (28,090)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         350,073         507,111
                                                                                       -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $   397,152         479,021
                                                                                       ===========     ===========

                       LINCAM PROPERTIES LTD. SERIES 85
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

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


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at June 30, 1997 and December 31, 1996 and the statements of operations and cash flows for the three and six months ended June 30, 1997 and 1996 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

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

                            SIX MONTHS ENDED           SIX MONTHS ENDED
                             JUNE 30, 1997              JUNE 30, 1996
                      ------------------------   ------------------------
                      GAAP BASIS     TAX BASIS   GAAP BASIS     TAX BASIS
                      ----------     ---------   ----------     ---------

Total assets . . . . . .$5,028,875   5,031,287   17,150,160    17,068,887

Partners' capital
 (deficits):
  General Partners . . .$ (174,837)   (213,511)     (54,143)     (151,251)
  Limited Partners . . .$4,972,741   5,013,447   16,921,408    15,812,341

Net income
  General Partners . . .$      355         248        2,464         5,554
  Limited Partners . . .$   35,174      24,549      243,891       549,891

Net income per
 limited partner-
 ship interest . . . . .$     1.41         .98         9.75         21.98
                        ==========   =========   ==========    ==========

   The net income and cash distributions per limited partnership interest, as presented for the six month period ended June 30, 1997 and 1996 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

   During the three months ended March 31, 1997, a loss of $60,000 was recorded relating to the intended sale of the 5521 Meadowbrook Court Distribution Center facility, so that this property held for sale is carried at its estimated fair value at June 30, 1997. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


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

       On January 11, 1994, the Partnership leased 25,000 square feet of the distribution center to Samsung America, Inc. The thirty-eight month lease commenced March 6, 1994 and provided for an annual base rent of $3.75 per square foot in year one. The terms of the lease provide for three percent annual increases in the base rent. The terms of the lease also provide that the tenant be responsible for their proportionate share of all operating expenses, including real estate taxes, during the term of the lease. On November 29, 1996, the tenant amended the lease to occupy an additional 25,000 square feet and to extend the term of the lease until July 31, 2002. Effective March 1, 1997, the tenant occupies the entire distribution center and is responsible for all operating expenses including insurance and real estate taxes during the term of the lease. The base rent for the original 25,000 square feet increased to $4.10 per square foot on March 1, 1997. Under the terms of the First Amendment to Lease the base rent for the additional 25,000 square feet is $4.40 per square foot commencing March 1, 1997. Commencing June 1, 1997, the tenant pays a base rent of $4.40 for the entire 50,000 square feet. The lease provides for 3% annual increases in base rent effective March 1.

       An affiliate of the General Partners manage the distribution center for a fee equal to 3% of the gross revenue of the property.

       On August 6, 1997, the Partnership sold this facility and the land on which the building is situated for $2,150,000 in an all cash transaction. The Partnership received approximately $1,870,000 after closing costs, prorations and commissions. The Partnership intends to make a special distribution of the net proceeds to its partners on or about September 1, 1997.

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


(3)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                   SIX MONTHS       SIX MONTHS      UNPAID AT
                                     ENDED            ENDED          JUNE 30,
                                 JUNE 30, 1997    JUNE 30, 1996       1997
                                --------------   --------------     ---------

   Property management fees. . . .  $19,818           28,493            --
   Reimbursement (at cost)
      for:
    Out-of-Pocket expenses . . . .  $41,213           18,167            --
                                    =======           ======           ====

(4)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of June 30, 1997 and 1996 and for the six month periods ended June 30, 1997 and 1996.

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at June 30, 1997.

At June 30, 1997, the Partnership had cash of $17,586 and short-term investments in asset management accounts of $379,566, which will be utilized for distributions to partners and for working capital requirements.

At June 30, 1997, the Partnership has total current assets of $436,875 and current liabilities of $230,971 and a current ratio of 1.89. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. The Partnership will be making future distributions as its two remaining properties are sold.

On August 6, 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center for $2,150,000 in an all cash transaction. As described in Note 2(c) of Notes to Financial Statements, the Partnership received $1,870,720 (net of closing costs). The net proceeds are being distributed to the partners via a special distribution of $75 per Limited Partnership Interest.

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

The Corporate General Partner is continuing to explore selling its remaining property.

RESULTS OF OPERATIONS

At June 30, 1997, the Partnership owned two investment properties, consisting of an apartment complex, and a distribution center.

The decrease in rental income for the six months ended June 30, 1997 compared to 1996 of approximately $219,500 (37.4%) is primarily due to:
1) no rental income generated at 1880 Country Farm Drive Facility ($183,300) due to its being sold in September 1996; 2) less rental income at Oak View Apartments ($21,000) due to lower occupancy; and 3) less rental income at Meadowbrook Court Distribution Center ($15,200) due to lower occupancy in January and February.

Changes to tenants have remained essentially flat for the six months ended June 30, 1997 as compared to 1996.

Interest income decreased approximately $208,200 for the six months ended June 30, 1997 compared to 1996. This decrease is primarily attributable to early repayment of the note receivable in July 1996.

Other income increased approximately $1,750 (16.0%) for the six months ended June 30, 1997 as compared to 1996. This increase is primarily due to an increase in tenant services and charges at Oak View Apartments.

Property operating expenses decreased approximately $20,800 (8.0%) for the six months ended June 30, 1997 compared to 1996. This decrease was primarily due to decreases in property operating expenses at Oak View Apartments (approximately $8,000) and at Meadowbrook Court Distribution Center (approximately $14,600).

The decrease in depreciation expense of $82,845 (65.6%) for the six months ended June 30, 1997 compared to 1996 is primarily attributable to: 1) no depreciation recorded on the 1880 Country Farm Drive Facility due to its being sold in 1996 ($39,500) and 2) less depreciation charged at the Meadowbrook Court Distribution Center ($41,400) due to the estimated fair value accounting in accordance with SFAS No. 121.

Management fees paid to an affiliate of the General Partner decreased approximately $8,700 (30.5%) for the six months ended June 30, 1997 as compared to 1996. This decrease is primarily attributable to 1) the sale of 1880 Country Farm Drive Facility ($2,000); 2) less rental income at Oakview Apartments ($1,000); and 3) less rental income at Meadowbrook Court Distribution Center ($5,700).

Professional services decreased approximately $3,600 (13.1%) for the six months ended June 30, 1997 as compared to 1996. This decrease is primarily due to a decrease in tax and audit fees incurred by the Partnership.

General and administration expenses increased approximately $9,200 (24.7%) for the six months ended June 30, 1997 as compared to 1996. This increase is primarily due to: 1) costs incurred for mandated electronic filings of reports with the Securities and Exchange Commission (approximately $3,300) and 2) increases in overhead charges (approximately $4,000).


                                                       OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1996                                   1997
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

Oak View Apartments
  Augusta, Georgia . . . . . . .        96%         88%         77%        82%      84%      92%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . .       100%         50%         50%        50%     100%     100%

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL . . . . . . . .       100%        100%         N/A        N/A      N/A      N/A



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

Date:  August 12, 1997  By:    /s/ CHARLES C. KRAFT

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


Date:  August 12, 1997  By:    /s/ GREGORY T. MUTZ

                               Gregory T. Mutz
                               Chairman and Director
                               Principal Executive Officer


Date:  August 12, 1997  By:    /s/ JOHN E. ALLEN

                               John E. Allen
                               President and Director


Date:  August 12, 1997  By:    /s/ CHARLES C. KRAFT

                               Charles C. Kraft, Treasurer
                               Principal Financial Officer and
                               Principal Accounting Officer