Form 10-Q
period 1997-09-30
LINCAM PROPERTIES LTD SERIES 85
filed 1997-11-13
CIK 774489

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period
ended September 30, 1997                  Commission File Number
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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                          --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $    516,746        350,073
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .            1,958          1,944
                                                                            ------------     ----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .          518,704        352,017
                                                                            ------------     ----------

Investment properties, at cost (note 2):
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           816,616
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .            --         5,702,499
                                                                            ------------     ----------
                                                                                   --         6,519,115
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .            --        (1,908,341)
                                                                            ------------     ----------
          Total investment properties, net of accumulated depreciation.            --         4,610,774

Property held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2). . . . . . . . . . . . . . . . . .        2,509,548          --
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,539         13,342
                                                                            ------------     ----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $  3,042,791      4,976,133
                                                                            ============    ===========





                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                --------------------------------------------

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                          --------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     35,750         44,411
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            3,323          1,943
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           29,955        146,250
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           14,539         21,154
                                                                            ------------     ----------
          Total current liabilities . . . . . . . . . . . . . . . . . .           83,567        213,758
                                                                            ------------     ----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            2,000          2,000
    Allocated portion of cumulative net income. . . . . . . . . . . . .          106,737        105,817
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (301,961)      (283,009)
                                                                            ------------     ----------
                                                                                (193,224)      (175,192)
                                                                            ------------     ----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests . . . . . . . . . . . . .       22,479,645     22,479,645
    Allocated portion of cumulative net income. . . . . . . . . . . . .       10,623,078     10,531,997
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (29,950,275)   (28,074,075)
                                                                            ------------     ----------
                                                                               3,152,448      4,937,567
                                                                            ------------     ----------
          Total partners' capital . . . . . . . . . . . . . . . . . . .        2,959,224      4,762,375
                                                                            ------------     ----------

          Total liabilities and partners' capital . . . . . . . . . . .     $  3,042,791      4,976,133
                                                                            ============     ==========










                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   183,206       149,802       550,788       736,882
  Charges to tenants. . . . . . . . . . . . . . .       29,694        23,031       109,065       103,287
  Interest income . . . . . . . . . . . . . . . .       15,991        90,755        24,174       307,160
  Other income. . . . . . . . . . . . . . . . . .        5,748         6,083        18,457        17,038
                                                   -----------    ----------    ----------    ----------
          Total income. . . . . . . . . . . . . .      234,639       269,671       702,484     1,164,367
                                                   -----------    ----------    ----------    ----------
Expenses:
  Property operating expenses . . . . . . . . . .      112,987       123,023       350,925       381,714
  Depreciation. . . . . . . . . . . . . . . . . .        --           43,707        44,127       170,001
  Management fees paid to the
    General Partner . . . . . . . . . . . . . . .        9,913         9,347        29,731        37,840
  Professional services . . . . . . . . . . . . .       13,372        13,522        37,418        41,180
  General and administrative. . . . . . . . . . .       22,276        19,294        68,663        56,499
  Provision for loss on sale
    of investment property. . . . . . . . . . . .       19,619        10,534        79,619       180,534
                                                   -----------    ----------    ----------    ----------
          Total expenses. . . . . . . . . . . . .      178,167       219,427       610,483       867,768
                                                   -----------    ----------    ----------    ----------
          Operating income. . . . . . . . . . . .       56,472        50,244        92,001       296,599
                                                   -----------    ----------    ----------    ----------
          Net income. . . . . . . . . . . . . . .  $    56,472        50,244        92,001       296,599
                                                   ===========    ==========    ==========    ==========

          Net income per limited
            partnership unit. . . . . . . . . . .  $      2.23          1.99          3.64         11.74
                                                   ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .  $     75.00         15.00         75.00         45.00
                                                   ===========    ==========    ==========    ==========




                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    92,001         296,599
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loss on sale of investment property . . . . . . . . . . .        79,619         180,534
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,127         170,001
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets . . . . . . . .           (14)         (2,725)
      Decrease in receivable from tenant. . . . . . . . . . . . . . . . . .         --             66,695
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . .        (1,197)         36,615
      Decrease in accounts receivable . . . . . . . . . . . . . . . . . . .         --              9,694
      Decrease in accounts payable. . . . . . . . . . . . . . . . . . . . .        (8,661)          --
      Increase in accrued expenses. . . . . . . . . . . . . . . . . . . . .         1,380           --
      Decrease in funds held for others . . . . . . . . . . . . . . . . . .         --           (150,879)
      Increase (decrease) in accrued real estate taxes. . . . . . . . . . .      (116,295)         22,007
      Decrease in tenant security deposits. . . . . . . . . . . . . . . . .        (6,615)        (10,694)
                                                                              -----------     -----------
          Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .        (7,656)        321,248
                                                                              -----------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .        84,345         617,847
                                                                              -----------     -----------
Cash flows from investing activities:
  Additions to buildings and improvements . . . . . . . . . . . . . . . . .       (17,651)         (8,524)
  Net cash proceeds from sale of investment property. . . . . . . . . . . .     1,995,131       6,239,950
  Collection of note receivable . . . . . . . . . . . . . . . . . . . . . .         --          5,485,000
  Recovery of cost of property held for sale. . . . . . . . . . . . . . . .         --            373,030
                                                                              -----------     -----------
          Net cash provided by investing activities . . . . . . . . . . . .     1,977,480      12,089,456
                                                                              -----------     -----------




                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners. . . . . . . . . . . . . . . . . .    (1,876,200)     (1,125,720)
  Cash distributions to General Partners. . . . . . . . . . . . . . . . . .       (18,952)        (11,371)
                                                                              -----------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .    (1,895,152)     (1,137,091)
                                                                              -----------     -----------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .       166,673      11,570,212
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .       350,073         507,111
                                                                              -----------     -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .   $   516,746      12,077,323
                                                                              ===========     ===========



                   LINCAM PROPERTIES LTD. SERIES 85
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

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


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at September 30, 1997 and December 31, 1996 and the statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

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

                       NINE MONTHS ENDED       NINE MONTHS ENDED
                      SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                   -----------------------  ----------------------
                   GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------    ---------  ----------   ---------

Total assets. . . . .$3,042,791  2,976,061  16,739,602  16,755,743

Partners' capital
 (deficits):
  General Partners. .$ (193,224)  (232,088)    (57,432)   (140,978)
  Limited Partners. .$3,152,448  3,174,345  16,595,910  16,829,175

Net income
  General Partners. .$      920        623       2,966      19,616
  Limited Partners. .$   91,081     61,647     293,633   1,941,965

Net income per
 limited partner-
 ship interest. . .  $     3.64       2.46       11.74       77.63
                     ==========    =========  ==========  ==========

   The net income and cash distributions per limited partnership interest, as presented for the nine month period ended September 30, 1997 and 1996 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

   The 5521 Meadowbrook Court Distribution Center was sold in August,
1997. In anticipation of the sale, the Partnership, in March 1997, made a provision for loss of $60,000 to reduce the carrying amount of the property to its estimated value. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


(2)  INVESTMENT PROPERTIES

   (A)  GENERAL

      During the years 1986 through 1988, the Partnership acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex acquired through the joint venture was sold in 1995. The warehouse/research facility was sold in September, 1996, and the distribution center was sold in August, 1997.

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

   (C)  5521 MEADOWBROOK COURT DISTRIBUTION CENTER

      On January 12, 1987, the Partnership acquired for $2,492,500 an approximately 50,000 square foot distribution center and the approximately 110,000 square foot parcel of land on which the building is situated. The property is located at 5521 Meadowbrook Court in Rolling Meadows, Illinois, and had been leased to Komori America, Inc. since February 11, 1991.
Komori America, Inc.'s lease expired on May 31, 1996 at which time they vacated the 50% of the distribution center they had occupied.

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

      An affiliate of the General Partners managed the distribution center for a fee equal to 3% of the gross revenue of the property.

      On August 6, 1997, the Partnership sold this facility and the land on which the building is situated for $2,150,000 in an all cash transaction. The Partnership received $1,870,720 after closing costs, prorations and commissions. On September 5, 1997, the Partnership made a special distribution of $75 per limited partnership interest to its partners.

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


(3)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the nine months ended September 30, 1997 and 1996 are summarized as follows:

                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,         UNPAID AT
                                 --------------------    SEPTEMBER 30,
                                    1997        1996         1997
                                  -------     -------    -------------

   Property management fees . .   $29,731      37,840         505
   Reimbursement (at cost) for:
    Out-of-Pocket expenses. . .   $61,216      54,649         --
                                  =======      ======        ====

(4)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of September 30, 1997 and 1996 and for the nine month periods ended September 30, 1997 and 1996.

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties owned by the Partnership at September 30, 1997.

At September 30, 1997, the Partnership had cash of $41,638 and short-term investments in asset management accounts of $475,108, which will be utilized for distributions to partners and for working capital requirements.

At September 30, 1997, the Partnership has total current assets of $518,704 and current liabilities of $83,567 and a current ratio of 6.21. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. The Partnership will be making future distributions as its two remaining properties are sold.

On August 6, 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center for $2,150,000 in an all cash transaction. As described in Note 2(c) of Notes to Financial Statements, the Partnership received $1,870,720 (net of closing costs). The net proceeds were distributed to the partners via a special distribution of $75 per Limited Partnership Interest in September, 1997.

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

RESULTS OF OPERATIONS

At September 30, 1997, the Partnership owned one investment property, consisting of an apartment complex located near Augusta, Georgia.

The decrease in rental income for the nine months ended September 30, 1997 compared to 1996 of approximately $186,100 (25.3%) is primarily due to:
1) no rental income generated at 1880 Country Farm Drive Facility ($183,300) due to its being sold in September, 1996; and 2) less rental income at the Meadowbrook Court Distribution Center ($18,800) primarily due to lower occupancy in January and February, 1997. These decreases were partially offset by an increase in rental income at Oak View Apartments ($16,000) due to an increase in occupancy in the third quarter.

Changes to tenants have remained essentially flat for the nine months ended September 30, 1997 as compared to 1996.

Interest income decreased approximately $283,000 for the nine months ended September 30, 1997 compared to 1996. This decrease is primarily attributable to early repayment of the note receivable in July 1996.

Other income increased approximately $1,420 (8.3%) for the nine months ended September 30, 1997 as compared to 1996. This increase is primarily due to an increase in tenant services and charges at Oak View Apartments.

Property operating expenses decreased approximately $30,800 (8.1%) for the nine months ended September 30, 1997 compared to 1996. This decrease was primarily due to decreases in property operating expenses at Oak View Apartments (approximately $6,300) and at Meadowbrook Court Distribution Center (approximately $17,500).

The decrease in depreciation expense of approximately $125,900 (74.0%) for the nine months ended September 30, 1997 compared to 1996 is primarily attributable to: 1) no depreciation recorded on the 1880 Country Farm Drive Facility due to its being sold in 1996 (approximately $39,500); 2) less depreciation charged at the Meadowbrook Court Distribution Center (approximately $62,200) due to the estimated fair value accounting in accordance with SFAS No. 121; and 3) less depreciation charged at Oakview Apartments (approximately $24,200) also due to the estimated fair value accounting in accordance with SFAS No. 121.

Management fees paid to an affiliate of the General Partner decreased approximately $8,100 (21.4%) for the nine months ended September 30, 1997 as compared to 1996. This decrease is primarily attributable to 1) the sale of 1880 Country Farm Drive Facility (approximately $2,000); and 2) less rental income at Meadowbrook Court Distribution Center (approximately $7,000).

Professional services decreased approximately $3,800 (9.1%) for the nine months ended September 30, 1997 as compared to 1996. This decrease is primarily due to a decrease in tax and audit fees incurred by the Partnership.

General and administration expenses increased approximately $12,200 (21.5%) for the nine months ended September 30, 1997 as compared to 1996. This increase is primarily due to: 1) an increase in costs incurred for mandated electronic filings of reports with the Securities and Exchange Commission (approximately $4,600) and 2) increases in overhead charges (approximately $6,100).


                                                  OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Oak View Apartments
  Augusta, Georgia. . . . . .        96%       88%        77%       82%     84%      92%     95%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois .       100%       50%        50%       50%    100%     100%     N/A

1880 Country Farm Drive
  Warehouse/Research Facility
  Naperville, IL. . . . . . .       100%      100%        N/A       N/A     N/A      N/A     N/A


     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS:  27.  Financial Data Schedule

   (b) REPORTS ON FORM 8-K:  Form 8-K dated August 21, 1997.

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

Date:  November 13, 1997    By:/s/ CHARLES C. KRAFT

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


Date:  November 13, 1997    By:/s/ GREGORY T. MUTZ

                            Gregory T. Mutz
                            Chairman and Director
                            Principal Executive Officer


Date:  November 13, 1997    By:/s/ JOHN E. ALLEN

                            John E. Allen
                            President and Director


Date:  November 13, 1997    By:/s/ CHARLES C. KRAFT

                            Charles C. Kraft, Treasurer
                            Principal Financial Officer and
                            Principal Accounting Officer