Form 10-K405
period 1997-12-31
LINCAM PROPERTIES LTD SERIES 85
filed 1998-03-16
CIK 774489

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the fiscal year ended                      Commission File Number
December 31, 1997                                        2-99673



                     LINCAM PROPERTIES LTD. SERIES 85
          (Exact name of registrant as specified in its charter)


      Illinois                              36-3377785
(State of Organization)          (I.R.S. Employer Identification No.)


       125 South Wacker Drive, Suite 3100, Chicago, Illinois  60606
                  (Address of principal executive office)


Registrant's telephone number, including area code:  (312) 443-1477


Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
Title of each class                           which registered
-------------------                   -------------------------------

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

                             TABLE OF CONTENTS



                                                            Page
                                                            ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .  1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .  4

Item 3.       Legal Proceedings . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .  5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters . . . . . . . .  5

Item 6.       Selected Financial Data . . . . . . . . . . . .  6

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . .  7

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . . . . 10

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . . 11

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure. . . . . . . . . . . . 30


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . . 30

Item 11.      Executive Compensation. . . . . . . . . . . . . 32

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . . 33

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . . 34


PART IV

Item 14.      Exhibits, Financial Statement Schedule,
              and Reports on Form 8-K . . . . . . . . . . . . 34


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

     The Partnership has made the real property investments set forth in the following table:




NAME, TYPE OF PROPERTY                                      DATE OF
    AND LOCATION                           SIZE            PURCHASE                  TYPE OF OWNERSHIP
----------------------                --------------       --------                  --------------------------

1.  Barton Creek Landing                 250 units          5/21/86                  fee ownership of land and
    Apartments                                                                       improvements (through
    Austin, TX                                                                       joint venture
                                                                                     partnership) (a) (d)

2.  Oak View Apartments                  124 units          9/30/86                  fee ownership of land and
    Augusta, GA                                                                      improvements (b)

3.  5521 Meadowbrook Court            50,000 sq. ft.        1/12/87                  fee ownership of land and
    Distribution Center                   g.l.a.                                     improvements (b) (c)
    Rolling Meadows, IL

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

     In August 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center, as described in the Partnership's Report on Form 8-K filed August 21, 1997, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Consolidated Financial Statements filed with this annual report for further description of such transaction.

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

     Included below is a list of approximate occupancy levels by quarter for the Partnership's investment properties during fiscal years 1996 and 1997:

                                                    1996                                  1997
                                     -------------------------------------     ------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----

Oak View Apartments
  Augusta, GA . . . . . . . . .        96%        88%        77%       82%      84%      92%     95%      94%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, IL . . . . .       100%        50%        50%       50%     100%     100%     N/A      N/A

1880 Country Farm Road
  Naperville, IL. . . . . . . .       100%       100%        N/A       N/A      N/A      N/A     N/A      N/A


--------------------

     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 799 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the General Partners will endeavor to assist an investor desiring to transfer his Interests and may utilize the services of broker-dealers in this regard. The price to be paid for the Interests as well as the commission to be received by the broker-dealer will be subject to negotiation by the investor. The General Partners will not redeem or repurchase Interests.

     Reference is made to Item 6 on the following page for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA (a)

                                        LINCAM PROPERTIES LTD. SERIES 85
                                (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                            YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, AND 1993

                                  (not covered by Independent Auditors' Report)
                                  1997          1996           1995           1994          1993
                              -----------   -----------     ----------    -----------   -----------

Total income. . . . . . . .    $  870,554     1,352,610      2,907,891      4,380,033     4,640,228

Provision for loss or
 gain on sale of
 investment property .. . .    $  (79,619)     (180,534)     4,768,875          --        1,300,556

Net income. . . . . . . . .    $  127,562       270,435      3,998,801      1,351,167     2,662,473

Net income per
 Interest (b) . . . . . . .    $     5.05         10.70         158.25          53.47        105.37

Total assets. . . . . . . .    $3,043,803     4,976,133     17,709,966     28,452,075    28,923,077

Long-term debt. . . . . . .    $    --            --             --         5,000,000     5,000,000

Cash distributions
 per Interest (c).. . . . .    $    75.00        510.00         206.00          70.00         64.00
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

      (c)   In 1993, the Partnership generated taxable income of $54.60 per unit and distributed $64.00 per unit.
In 1994, the Partnership generated taxable income of $47.64 per unit and distributed $70.00 per unit.  In 1995, the Partnership generated taxable income of $224.62 per unit and distributed $206.00 per unit.  In 1996, the
Partnership generated taxable income of $67.94 per unit and distributed $510.00 per unit.  In 1997, the
Partnership generated taxable income of $2.42 per unit and distributed $75.00 per unit.


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

     At December 31, 1997, the Partnership had short-term investments in asset management accounts of $456,573 which will be utilized for distributions to partners and for working capital requirements.

     At December 31, 1997, the Partnership had total current assets of $515,420, current liabilities of $49,018 and a current ratio of 10.51. Including a special distribution of the net proceeds from the sale of Barton Creek Landing Apartments equal to $140 per Limited Partnership Interest, the Partnership distributed $206 per Limited Partnership Interest in 1995. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. A distribution of $75 per Limited Partnership Interest from the net sale proceeds at the 5521 Meadowbrook Court Distribution Center was made during 1997.

     On August 6, 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center for $2,150,000 in an all cash transaction. As described in Note 2(c) of Notes to Financial Statements, the Partnership received $1,870,720 (net of closing costs). The Partnership distributed these proceeds to the partners via a special distribution on September 5, 1997.

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

     RESULTS OF OPERATIONS

     1997 COMPARED TO 1996
     ---------------------

     At December 31, 1997, the Partnership owned one investment property, consisting of an apartment complex located near Augusta, Georgia.

     The decrease in rental income for the twelve months ended December 31, 1997 compared to 1996 of approximately $193,400 (21.5%) is primarily due
to:   1) no rental income generated during 1997 at 1880 Country Farm Drive
Facility ($183,300) due to its being sold in September, 1996; and 2) less rental income at the Meadowbrook Court Distribution Center ($43,700) primarily due to its being sold in August, 1997. These decreases were partially offset by an increase in rental income at Oak View Apartments ($33,600) due to an increase in occupancy.

     The decrease in charges to tenants for the twelve months ended December 31, 1997 compared to 1996 of approximately $6,500 (5.7%) is primarily due to the 1997 sale of the 5521 Meadowbrook Court Distribution Center.

     Interest income decreased approximately $283,600 for the twelve months ended December 31, 1997 compared to 1996. This decrease is primarily attributable to early repayment of the note receivable in July 1996.

     Other income increased approximately $1,500 (7%) for the twelve months ended December 31, 1997 as compared to 1996. This increase is primarily due to an increase in tenant services and charges at Oak View Apartments.

     Property operating expenses decreased approximately $74,700 (14.8%) for the twelve months ended December 31, 1997 compared to 1996. This decrease was primarily due to a decrease in property operating expenses at Meadowbrook Court Distribution Center due to its being sold in August, 1997.

     The decrease in depreciation expense of approximately $169,900 (79.4%) for the twelve months ended December 31, 1997 compared to 1996 is primarily attributable to: 1) no depreciation recorded in 1997 on the 1880 Country Farm Drive Facility due to its being sold in 1996 (approximately $39,600);
2) less depreciation charged at the Meadowbrook Court Distribution Center (approximately $82,900) due to its being held for sale in accordance with SFAS No. 121; and 3) less depreciation charged at Oak View Apartments (approximately $47,400) also due to its being held for sale in accordance with SFAS No. 121 which was adopted as of July 1, 1997.

     Management fees paid to an affiliate of the General Partner decreased approximately $9,400 (19.8%) for the twelve months ended December 31, 1997 as compared to 1996. This decrease is primarily attributable to: 1) the sale of 1880 Country Farm Drive Facility (approximately $2,000); and 2) less rental income at Meadowbrook Court Distribution Center (approximately $9,400). These decreases were partially offset by an increase in rental income at Oak View Apartments (approximately $2,000).

     Professional services have remained essentially unchanged for the twelve months ended December 31, 1997 as compared to 1996.

     General and administration expenses increased approximately $15,500 (20.3%) for the twelve months ended December 31, 1997 as compared to 1996. This increase is primarily due to: 1) an increase in costs incurred for mandated electronic filings of reports with the Securities and Exchange Commission (approximately $5,800) and 2) increases in overhead charges (approximately $8,100).

     For the twelve months ended December 31, 1997 net operating income was $127,562 or $5.05 per limited partnership interest. Included in net operating income is a provision for loss of $79,619 made in March, 1997 in anticipation of the August, 1997 sale of the 5521 Meadowbrook Court Distribution Center.

     1996 COMPARED TO 1995
     ---------------------

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

     INFLATION

     Since inflation levels in the United States have been relatively low over the eleven years the Partnership has been in existence, inflation and changing prices have had a minimal effect on income from operations.

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

     YEAR 2000

     The General Partner has undertaken a review of its operations that may be affected by the YEAR 2000 problem. It is the intention of the Partnership to sell its remaining asset and terminate operations during 1998. Therefore, it is the opinion of the General Partner that there will be no affect on its operating performance or results of operations from the YEAR 2000 problem.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     LINCAM PROPERTIES LTD. SERIES 85
             (a limited partnership) and Consolidated Venture


                                   INDEX
                                   -----

                                                                  PAGE
                                                                  ----

Independent Auditors' Report. . . . . . . . . . . . . . . .         12

Consolidated Balance Sheets, December 31, 1997 and 1996 . .         13

Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . .         15

Consolidated Statements of Partners' Capital Accounts
  (Deficits), years ended December 31, 1997, 1996
  and 1995. . . . . . . . . . . . . . . . . . . . . . . . .         17

Consolidated Statements of Cash Flows, years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . .         18

Notes to Consolidated Financial Statements. . . . . . . . .         20



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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LincAm Properties Ltd. Series 85 and consolidated venture as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements in 1996, the Partnership changed its method of accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of to conform with Statement of Financial Accounting Standards No. 121.




                                         /S/ KPMG Peat Marwick LLP


Chicago, Illinois
February 12, 1998


                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                           CONSOLIDATED BALANCE SHEETS

                                           December 31, 1997 and 1996

                                                     ASSETS
                                                     ------
                                                                                1997              1996
                                                                            ------------      -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $    515,064          350,073
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . .              356            1,944
                                                                            ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .          515,420          352,017
                                                                            ------------      -----------

Investment properties, at cost (notes 2 and 3):
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             816,616
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .            --           5,702,499
                                                                            ------------      -----------

                                                                                   --           6,519,115
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .            --          (1,908,341)
                                                                            ------------      -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .            --           4,610,774

Property held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2). . . . . . . . . . . . . . . . . .        2,514,044            --

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,339           13,342
                                                                            ------------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $  3,043,803        4,976,133
                                                                            ============      ===========






                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                                  LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                  --------------------------------------------

                                                                                1997              1996
                                                                            ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     33,800           44,411
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .              879            1,943
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .            --             146,250
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           14,339           21,154
                                                                            ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .           49,018          213,758
                                                                            ------------      -----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            2,000            2,000
    Allocated portion of cumulative net income. . . . . . . . . . . . .          107,092          105,817
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (301,961)        (283,009)
                                                                            ------------      -----------
                                                                                (192,869)        (175,192)
                                                                            ------------      -----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests . . . . . . . . . . . . .       22,479,645       22,479,645
    Allocated portion of cumulative net income. . . . . . . . . . . . .       10,658,284       10,531,997
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (29,950,275)     (28,074,075)
                                                                            ------------      -----------
                                                                               3,187,654        4,937,567
                                                                            ------------      -----------
          Total partners' capital . . . . . . . . . . . . . . . . . . .        2,994,785        4,762,375
                                                                            ------------      -----------
          Total liabilities and partners' capital . . . . . . . . . . .     $  3,043,803        4,976,133
                                                                            ============      ===========








                           See accompanying notes to consolidated financial statements

                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997             1996              1995
                                                          ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .     $    707,141          900,574         2,222,426
  Charges to tenants. . . . . . . . . . . . . . . . .          109,065          115,626           173,299
  Interest income . . . . . . . . . . . . . . . . . .           30,763          314,371           473,252
  Other income. . . . . . . . . . . . . . . . . . . .           23,585           22,045            38,914
                                                          ------------     ------------      ------------
          Total income. . . . . . . . . . . . . . . .          870,554        1,352,616         2,907,891
                                                          ------------     ------------      ------------
Expenses:
  Property operating expenses . . . . . . . . . . . .          430,181          504,861           732,961
  Depreciation. . . . . . . . . . . . . . . . . . . .           44,127          213,998           417,432
  Interest expense. . . . . . . . . . . . . . . . . .            --               --              128,493
  Management fees paid to affiliate
    of general partner (note 7) . . . . . . . . . . .           38,013           47,423            96,386
  Professional services . . . . . . . . . . . . . . .           59,229           59,032            72,990
  Amortization of deferred expenses . . . . . . . . .            --               --               14,731
  General and administrative. . . . . . . . . . . . .           91,823           76,333            75,761
  Provision for loss on sale of investment
    property. . . . . . . . . . . . . . . . . . . . .           79,619          180,534             --
                                                          ------------     ------------      ------------
          Total expenses. . . . . . . . . . . . . . .          742,992        1,082,181         1,538,754
                                                          ------------     ------------      ------------
          Operating income. . . . . . . . . . . . . .          127,562          270,435         1,369,137

Gain on sale of investment
  property (note 3) . . . . . . . . . . . . . . . . .            --               --            4,768,875
Venture partner's share of venture's
  operations and sale (note 3). . . . . . . . . . . .            --               --           (2,067,287)
                                                          ------------     ------------      ------------
          Net income before extraordinary item. . . .          127,562          270,435         4,070,725

  Extraordinary item:
    Loss on early extinguishment of debt. . . . . . .            --               --               71,924
                                                          ------------     ------------      ------------
          Net income. . . . . . . . . . . . . . . . .     $    127,562          270,435         3,998,801
                                                          ============     ============      ============




                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              1997             1996              1995
                                                          ------------     ------------      ------------

          Net income per limited
            partnership interest:
             Before extraordinary item. . . . . . . .     $       5.05            10.70            161.10
          Extraordinary item. . . . . . . . . . . . .            --               --                 2.85
                                                          ------------     ------------      ------------

                Net income. . . . . . . . . . . . . .     $       5.05            10.70            158.25
                                                          ============     ============      ============

          Cash distributions per limited
            partnership interest. . . . . . . . . . .     $      75.00           510.00            206.00
                                                          ============     ============      ============


























                          See accompanying notes to consolidated financial statements.

                                           LINCAM PROPERTIES LTD. SERIES 85
                                   (a limited partnership) and Consolidated Venture

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 GENERAL PARTNERS                             LIMITED PARTNERS (25,016 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                      CONTRI-
                                                                      BUTIONS
                                                                      NET OF
                CONTRI-      NET         CASH                        OFFERING        NET         CASH
                BUTIONS     INCOME   DISTRIBUTIONS      TOTAL         COSTS         INCOME   DISTRIBUTIONS    TOTAL
                -------   ---------- -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit) at
 December 31,
 1994 . . . . . .$2,000       63,124     (102,086)      (36,962)    22,479,645     6,305,454  (10,162,619) 18,622,480

Net income. . . .  --         39,988         -            39,988         --        3,958,813        --      3,958,813
Cash distri-
 butions. . . . .  --           --        (52,053)      (52,053)         --            --      (5,153,296) (5,153,296)
                 ------     --------     --------    ----------     ----------    ----------  -----------  ----------
Balance
 (deficit) at
 December 31,
 1995 . . . . . . 2,000      103,112     (154,139)      (49,027)    22,479,645    10,264,267  (15,315,915) 17,427,997

Net income. . . .  --          2,705        --            2,705         --           267,730        --        267,730
Cash distri-
 butions. . . . .  --           --       (128,870)     (128,870)        --            --      (12,758,160)(12,758,160)
                 ------     --------     --------    ----------     ----------    ----------  -----------  ----------
Balance
 (deficit) at
 December 31,
 1996 . . . . . . 2,000      105,817     (283,009)     (175,192)   22,479,645     10,531,997  (28,074,075)  4,937,567

Net income. . . .  --          1,275        --            1,275         --           126,287        --        126,287
Cash distri-
 butions. . . . .  --          --         (18,952)      (18,952)        --            --       (1,876,200) (1,876,200)
                 ------     --------     --------    ----------     ----------    ----------  -----------  ----------
Balance
 (deficit) at
 December 31,
 1997 . . . . . .$2,000      107,092     (301,961)     (192,869)    22,479,645    10,658,284  (29,950,275)  3,187,654
                 ======     ========     ========    ==========     ==========    ==========  ===========  ==========

                             See accompanying notes to consolidated financial statements.

                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                               1997            1996               1995
                                                           -----------      -----------       -----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .   $  127,562          270,435         3,998,801
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Straight-line of rent adjustment. . . . . . . . . .        --               --               52,041
      Loss on early extinguishment of debt. . . . . . . .        --               --               71,924
      Provision for loss or (gain) on sale
        of investment property. . . . . . . . . . . . . .       79,619          180,534        (4,768,875)
      Depreciation. . . . . . . . . . . . . . . . . . . .       44,127          213,998           417,432
      Amortization. . . . . . . . . . . . . . . . . . . .        --               --               14,731
      Venture partner's share of venture's operations . .        --               --            2,067,287
      Other . . . . . . . . . . . . . . . . . . . . . . .        --             373,030             --
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses
        and other . . . . . . . . . . . . . . . . . . . .        1,588           (1,794)           37,751
      (Increase) decrease in receivable from tenant . . .        --              66,695            (5,016)
      (Increase) decrease in other assets . . . . . . . .         (997)          35,978            96,375
      Increase (decrease) in accounts payable . . . . . .      (10,611)          13,505           (46,157)
      Increase in accrued expenses. . . . . . . . . . . .       (1,064)           1,943             --
      Increase (decrease) in accrued interest payable . .        --               --              (14,383)
      Increase (decrease) in funds held for others. . . .        --            (150,879)           24,293
      Increase (decrease) in accrued real
        estate taxes. . . . . . . . . . . . . . . . . . .     (146,250)          28,250          (309,116)
      Decrease in security deposits . . . . . . . . . . .       (6,815)         (10,057)          (82,017)
      Decrease in unearned income . . . . . . . . . . . .        --               --               (1,952)
                                                           -----------      -----------       -----------
          Total adjustments . . . . . . . . . . . . . . .      (40,403)         751,203        (2,445,682)
                                                           -----------      -----------       -----------
          Net cash provided by
            operating activities. . . . . . . . . . . . .       87,159        1,021,638         1,553,119
                                                           -----------      -----------       -----------
Cash flows from investing activities:
  Additions to buildings and improvements . . . . . . . .      (22,147)         (16,596)          (21,332)
  Net cash proceeds from sale of investment
    property. . . . . . . . . . . . . . . . . . . . . . .    1,995,131        6,239,950        14,530,759
  Collection of note receivable . . . . . . . . . . . . .        --           5,485,000             --
                                                           -----------      -----------       -----------
          Net cash provided by
            investing activities. . . . . . . . . . . . .    1,972,984       11,708,354        14,509,427
                                                           -----------      -----------       -----------




                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                               1997            1996               1995
                                                           -----------      -----------       -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners. . . . . . . . .   (1,876,200)     (12,758,160)       (5,153,296)
  Cash distributions to General Partners. . . . . . . . .      (18,952)        (128,870)          (52,053)
  Cash distributions to Venture Partner . . . . . . . . .        --               --           (6,173,516)
  Repayments of notes payable . . . . . . . . . . . . . .        --               --           (5,000,000)
                                                           -----------      -----------       -----------
          Net cash used in financing activities . . . . .   (1,895,152)     (12,887,030)      (16,378,865)
                                                           -----------      -----------       -----------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . . . . . . .      164,991         (157,038)         (316,319)
Cash and cash equivalents
  at beginning of year. . . . . . . . . . . . . . . . . .      350,073          507,111           823,430
                                                           -----------      -----------       -----------
Cash and cash equivalents
  at end of year. . . . . . . . . . . . . . . . . . . . .  $   515,064          350,073           507,111
                                                           ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . .  $    --                --              142,876
                                                           ===========      ===========       ===========

















                          See accompanying notes to consolidated financial statements.

                     LINCAM PROPERTIES LTD. SERIES 85
             (a limited partnership) and Consolidated Venture

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



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


                                        LINCAM PROPERTIES LTD. SERIES 85
                                (a limited partnership) and Consolidated Venture

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                       1997                               1996
                                        ------------------------------     ------------------------------
                                          GAAP BASIS        TAX BASIS       GAAP BASIS          TAX BASIS
                                         ------------      -----------     ------------       -----------

Total assets. . . . . . . . . . . . .     $ 3,043,803        2,939,928        4,976,133         4,989,277
Partners' capital (deficits):
  General partners. . . . . . . . . .     $  (192,869)        (232,100)        (175,192)         (213,759)
  Limited partners. . . . . . . . . .     $ 3,187,654        3,173,225        4,937,567         4,988,898
Net income:
  General partners. . . . . . . . . .     $     1,275              611            2,705            64,334
  Limited partners. . . . . . . . . .     $   126,287           60,527          267,730         1,734,128
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

     The 5521 Meadowbrook Court Distribution Center was sold in August, 1997. The property was determined to be "held for sale" as of January 1, 1997. In anticipation of the sale, the Partnership made a provision for loss of $79,619 to reduce the carrying amount of the property to its estimated value. Management believes that no other assets are impaired; therefore, no other such losses have been required to be recognized or provided for in the accompanying financial statements.


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

     The property was classified to be "held for sale" as of July 1, 1997.

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

     On January 1, 1997, this property was classified to be "held for sale". On August 6, 1997, the Partnership sold this facility and the land on which the building is situated for $2,150,000 in an all cash transaction. The Partnership received $1,995,131 after closing costs, prorations and commissions. On September 5, 1997, the Partnership made a special distribution of $75 per limited partnership interest to its partners.

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

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay debt and made a special distribution of $3,537,616 or $140 per limited partnership interest.

                     LINCAM PROPERTIES LTD. SERIES 85
             (a limited partnership) and Consolidated Venture

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(4)  PARTNERSHIP AGREEMENT

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

(5)  LEASES

     At December 31, 1997, the Partnership's principal asset is one apartment complex. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of this property, excluding cost of land, is depreciated over the estimated useful life.

     Apartment complex leases in effect at December 31, 1997 are generally for a term of one year or less and provide for total annual rents of approximately $653,500.

                     LINCAM PROPERTIES LTD. SERIES 85
             (a limited partnership) and Consolidated Venture

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)


     Cost and accumulated depreciation of the leased asset is summarized as follows at December 31, 1997:

                 Apartment complex:
                   Cost . . . . . . . . . . . . . $ 3,864,590
                   Accumulated depreciation . . .  (1,350,546)
                                                  -----------
                     Total. . . . . . . . . . . . $ 2,515,044
                                                  ===========


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                         1997         1996          1995
                                       -------      -------       -------

Property management fees. . . . .      $38,013       47,423        96,386

Out-of-pocket expenses. . . . . .      $81,235       72,726        70,502
                                       =======      =======       =======

                                                                                                  SCHEDULE III
                                          LINCAM PROPERTIES LTD. SERIES 85
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  December 31, 1997


                                                            COSTS CAPITALIZED
                                    INITIAL COST TO          SUBSEQUENT TO           GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (a)           ACQUISITION                AT CLOSE OF PERIOD (b)
                                ----------------------   ---------------------- ----------------------------------
                                           BUILDINGS                 BUILDINGS              BUILDINGS
                                             AND                       AND                    AND
DESCRIPTION         ENCUMBRANCE    LAND   IMPROVEMENTS     LAND    IMPROVEMENTS    LAND   IMPROVEMENTS     TOTAL
-----------         -----------  -------- ------------   -------   ------------ --------- ------------  ----------

Augusta, GA . . . .  $   --       254,078    3,406,949      --          203,563   254,078    3,610,512    3,864,590
                     ----------   -------   ----------    ------       --------  --------   ----------   ----------
    Total . . . . .  $   --       254,078    3,406,949      --          203,563   254,078    3,610,512    3,864,590
                     ==========   =======   ==========    ======       ========  ========   ==========   ==========


                                                                                       SCHEDULE III - CONTINUED
                                          LINCAM PROPERTIES LTD. SERIES 85
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN INCOME
                                ACCUMULATED           DATE OF        DATE         STATEMENT
DESCRIPTION                     DEPRECIATION       CONSTRUCTION    ACQUIRED      IS COMPUTED
-----------                     ------------       ------------   ----------   ---------------
Augusta, GA . . . . . . . .        1,350,546           1986          9/30/86        5-40 years
                                  ----------
    Total . . . . . . . . .       $1,350,546
                                  ==========


       (a)   The initial cost represents the original purchase price of the properties, including closing costs.
       (b)   The aggregate cost of the above real estate at December 31, 1997 for Federal Tax purposes is $3,864,590.


                                                                                       SCHEDULE III - CONTINUED
                                          LINCAM PROPERTIES LTD. SERIES 85
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED





       (C)   Reconciliation of real estate owned:
                                                               1997                 1996                 1995
                                                           -------------        -------------       -------------

      Balance at beginning of period. . . . . . . . . .     $  6,519,115           14,415,311          27,241,049
      Additions during period . . . . . . . . . . . . .           22,147               16,596              16,291
      Less dispositions during period . . . . . . . . .       (2,676,672)          (7,912,792)        (12,842,029)
                                                            ------------         ------------        ------------
      Balance at end of period. . . . . . . . . . . . .     $  3,864,590            6,519,115          14,415,311
                                                            ============         ============        ============

       (C)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . .     $  1,908,341            2,920,741           5,588,495
      Additions during period . . . . . . . . . . . . .           44,127              213,998             417,432
      Less dispositions during period . . . . . . . . .         (601,922)          (1,226,398)         (3,085,186)
                                                            ------------         ------------        ------------
      Balance at end of period. . . . . . . . . . . . .     $  1,350,546            1,908,341           2,920,741
                                                            ============         ============        ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of auditors during fiscal years of 1997, 1996 or 1995.


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

     The directors, executive officers and other officers of the Corporate General Partner of the Partnership and key officers of certain affiliates are as follows:


      NAME                                     OFFICE
      ----                                     ------

      Gregory T. Mutz . . . . . . . . . . .    Chairman and Director
      John E. Allen . . . . . . . . . . . .    President and Director
      Lawrence T. Kissko. . . . . . . . . .    Vice President,
                                               Assistant Secretary
                                               and Director
      Marybeth Montgomery . . . . . . . . .    Vice President,
                                               Assistant Secretary
                                               and Director
      Charles C. Kraft. . . . . . . . . . .    Treasurer
      Charlotte A. Sparrow. . . . . . . . .    Secretary
      Susan S. Bersh. . . . . . . . . . . .    Investor Relations
                                               Coordinator

     There are no family relationships among any of the foregoing directors or officers. All directors and officers of the Corporate General Partner have been elected to serve until the next annual meeting of its stockholders to be held in 1998.

     The business experience of each director and officer of the Corporate General Partner of the Partnership is as follows:

     Gregory T. Mutz (age 52) is the Chairman and a Director of LincAm Properties, Inc. Mr. Mutz is also the Chairman of the Board of Directors of AMLI Residential Properties Trust and Chairman of the Board of AMLI Commercial Properties, L.L.C. the successor companies to AMLI Realty Co., which he co-founded in 1980. Mr. Mutz is also Chairman of the Board of Excell Global Services, L.L.C., a call service and data management company.

Mr. Mutz has over twenty years of real estate experience. Prior to founding AMLI, he was an officer of White, Weld & Co., Incorporated (1976-
78) and was associated with the Chicago law firm of Mayer, Brown & Platt (1973-76). He received a B.A. from DePauw University in 1967 and a J.D. from the University of Michigan Law School in 1973. Mr. Mutz is a director of Baldwin & Lyons (a casualty insurance company) a Director of the Chicago Trust Company family of Mutual Funds, a Director of AVTEL Communications (telecom company), a Director of the Illinois Chapter of The Nature Conservancy, and a Director of the National Multi-Housing Council.

     John E. Allen (age 61) is the President and a Director of LincAm Properties, Inc. Mr. Allen is also Vice Chairman of the Board of AMLI Residential Properties Trust, Vice Chairman of the Board of AMLI Commercial Properties, L.L.C. and President and a Director of AMLI Realty Co., which he co-founded in 1980. Mr. Allen is also a member of the Boards of Directors of UICI, AVTEL Communications, Inc. and Excell Global Services, L.L.C. Mr. Allen has over twenty years of real estate experience. Prior to co-founding AMLI, he was a partner at the Chicago law firm of Mayer, Brown & Platt, with which he had been associated since 1964. While with Mayer, Brown & Platt, Mr. Allen was involved extensively with equity financing and joint ventures for numerous real estate projects in the U.S. and abroad. Mr. Allen received a B.S. in Business from Indiana University in 1961 and a J.D. from the Indiana University School of Law in 1964. He is a member of the National Association of Real Estate Investment Trusts ("NAREIT").

     Lawrence T. Kissko (age 50) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. He is also Vice President and Director of Real Estate Investment of Lincoln Investment Management, Inc. In this position Mr. Kissko is responsible for the management of the real estate and mortgage loan production. Prior to joining Lincoln in 1983, Mr. Kissko was associated with Union Mutual Life Insurance Company of Portland, Maine. Prior to that, he was associated with Massachusetts Mutual Life Insurance Company. With both companies, Mr. Kissko was responsible for real estate investment activities. Mr. Kissko holds a Master's degree in Business Administration from State University of New York at Albany, and a Bachelor's degree in Management from Rensselaer Polytechnic Institute in Troy, New York.

     Marybeth Montgomery (age 54) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. and is Vice President and Director of Real Estate Asset Management at Lincoln National Corporation. Ms. Montgomery is responsible for Lincoln's real estate equity portfolio coast to coast. Ms. Montgomery joined Lincoln in 1983 after serving as a regional property manager for Gene B. Glick of Indiana. She attended Indiana University and is a Certified Property Manager, Certified Apartment Manager and holds a real estate broker's license.

     Charles C. Kraft (age 50) is Treasurer of LincAm Properties, Inc. He is also a Senior Vice President and Treasurer of AMLI Residential Properties Trust and has been associated with AMLI since 1983. Mr. Kraft is responsible for AMLI's financial reporting, tax planning, treasury, employee benefits and cash management operations. Prior to joining AMLI, he was associated with the Chicago office of KPMG Peat Marwick (1968-1982) in the firm's national real estate practice. Mr. Kraft received an A.B. from Wabash College in 1968. He is a past Director of the Chicago Board of Realtors and is a CPA. Mr. Kraft is a member of The American Institute of Certified Public Accountants and the Illinois CPA Society.


     Charlotte A. Sparrow (age 39) is the Secretary of LincAm Properties, Inc. She is also Secretary of Amli Realty Co. and Secretary of Amli Residential Properties Trust. Prior to joining Amli, Ms. Sparrow was a paralegal with the law firm of Mayer, Brown & Platt (1982-1993). Ms. Sparrow received a B.A. from Ripon College in 1980.

     Susan S. Bersh (age 34) is Investor Relations Coordinator for LincAm Properties, Inc. She is also the Marketing and Communications Coordinator for Amli Realty Co. and a Vice President and the Investor Relations and Public Relations Director for Amli Residential Properties Trust. Ms. Bersh is a Registered Representative for Direct Participation Programs and has passed the Uniform Securities Agent State Law Exam. She graduated from the University of Illinois with a B.A. degree in Economics in 1985.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses which are described under the captions "Compensation and Fees" at pages 10-14, "Cash Distributions" at pages 69-70 and "Allocation of Profits or Losses for Tax Purposes" at page 70 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 5 of Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations. In fiscal 1997, the General Partners received distributions of $18,952.

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

     In fiscal 1997, Amli Management Co., an affiliate of the General Partners, earned property management fees aggregating $38,013 for its services to the Partnership in connection with the operations of Oak View Apartments in Augusta, Georgia.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operating of the Partnership's real property investments. In fiscal 1997, affiliates of the General Partners of the Partnership were reimbursed for such out-of-pocket expenses in the amount of $61,494, all of which was repaid as of December 31, 1997.


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

         No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the commission when it is sent to the Partners.

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

                        Date:  March 6, 1998

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

                        Date:  March 6, 1998

                        By:    /S/ JOHN E. ALLEN

                               John E. Allen
                               President and Director

                        Date:  March 6, 1998

                        By:    /S/ CHARLES C. KRAFT

                               Charles C. Kraft, Treasurer,
                               Principal Financial Officer and
                               Principal Accounting Officer

                        Date:  March 6, 1998