Form 10-Q
period 1998-03-31
LINCAM PROPERTIES LTD SERIES 85
filed 1998-05-14
CIK 774489

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                               FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarterly period
ended March 31, 1998                 Commission File Number
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

                                               BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998            1997
                                                                          --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $    562,591        515,064
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .            2,143            356
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .          564,734        515,420
                                                                            ------------    -----------

Property held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2). . . . . . . . . . . . . . . . . .        2,516,263      2,514,044
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,089         14,339
                                                                            ------------    -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $  3,096,086      3,043,803
                                                                            ============    ===========





                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                --------------------------------------------

                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998            1997
                                                                          --------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     16,231         33,800
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            4,394            879
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           10,500          --
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           15,089         14,339
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .           46,214         49,018
                                                                            ------------    -----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            2,000          2,000
    Allocated portion of cumulative net income. . . . . . . . . . . . .          107,643        107,092
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (301,961)      (301,961)
                                                                            ------------    -----------
                                                                                (192,318)      (192,869)
                                                                            ------------    -----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests . . . . . . . . . . . . .       22,479,645     22,479,645
    Allocated portion of cumulative net income. . . . . . . . . . . . .       10,712,820     10,658,284
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (29,950,275)   (29,950,275)
                                                                            ------------    -----------
                                                                               3,242,190      3,187,654
                                                                            ------------    -----------
          Total partners' capital . . . . . . . . . . . . . . . . . . .        3,049,872      2,994,785
                                                                            ------------    -----------

          Total liabilities and partners' capital . . . . . . . . . . .     $  3,096,086      3,043,803
                                                                            ============    ===========










                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)


                                                                                 1998             1997
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   155,662         172,845
  Charges to tenants. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             32,952
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,392           4,461
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,470           5,882
                                                                              -----------      ----------
          Total income. . . . . . . . . . . . . . . . . . . . . . . . . . .       167,524         216,140
                                                                              -----------      ----------
Expenses:
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .        68,459         111,361
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             21,899
  Management fees paid to the General Partner . . . . . . . . . . . . . . .         8,057           9,239
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        13,522          12,773
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        22,399          23,976
  Provision for loss on sale of investment property . . . . . . . . . . . .         --             60,000
                                                                              -----------      ----------
          Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       112,437         239,248
                                                                              -----------      ----------
          Operating income (loss) . . . . . . . . . . . . . . . . . . . . .        55,087         (23,108)
                                                                              -----------      ----------
          Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $    55,087         (23,108)
                                                                              ===========      ==========

          Net income (loss) per limited partnership unit. . . . . . . . . .   $      2.18            (.91)
                                                                              ===========      ==========
          Cash distributions per limited partnership interest . . . . . . .   $     --              --
                                                                              ===========      ==========




                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from (for) operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    55,087         (23,108)
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loss on sale of investment property . . . . . . . . . . .         --             60,000
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             21,899
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets . . . . . . . .        (1,787)         (4,651)
      Increase in accounts receivable . . . . . . . . . . . . . . . . . . .         --            (69,473)
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . .          (750)            347
      Decrease in accounts payable  . . . . . . . . . . . . . . . . . . . .       (17,569)        (16,986)
      Increase (decrease) in accrued expenses . . . . . . . . . . . . . . .         3,515            (925)
      Increase (decrease) in accrued real estate taxes. . . . . . . . . . .        10,500         (27,576)
      Increase in tenant security deposits. . . . . . . . . . . . . . . . .           750          10,174
                                                                              -----------     -----------
          Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .        (5,341)        (27,191)
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .        49,746         (50,299)
                                                                              -----------     -----------
Cash flows for investing activities:
  Additions to buildings and improvements . . . . . . . . . . . . . . . . .        (2,219)         (7,378)
  Payment of leasing commissions. . . . . . . . . . . . . . . . . . . . . .         --            (48,151)
                                                                              -----------     -----------
          Net cash used in investing activities . . . . . . . . . . . . . .        (2,219)        (55,529)
                                                                              -----------     -----------





                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .        47,527        (105,828)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .       515,064         350,073
                                                                              -----------     -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .   $   562,591         244,245
                                                                              ===========     ===========




































                   LINCAM PROPERTIES LTD. SERIES 85
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

   Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at March 31, 1998 and December 31, 1997 and the statements of operations and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

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

                      THREE MONTHS ENDED      THREE MONTHS ENDED
                       MARCH 31, 1998           MARCH 31, 1997
                   -----------------------           --------------------------
                   GAAP BASIS    TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------    ---------  ----------   ---------

Total assets. . . . .$3,096,086  2,974,482   4,917,712   4,961,014

Partners' capital
 (deficits):
  General Partners. .$ (192,318)  (231,899)   (175,424)   (213,688)
  Limited Partners. .$3,242,190  3,193,411   4,914,691   4,996,257

Net income
  General Partners. .$      551        200        (232)         70
  Limited Partners. .$   54,536     19,807     (22,876)      6,980

Net income per
 limited partner-
 ship interest. . . .$     2.18        .79        (.91)        .28
                   ==========    =========  ==========  ==========

   The net income and cash distributions per limited partnership interest, as presented for the three month period ended March 31, 1998 and 1997 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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

      The Partnership has contracted to sell this apartment complex and the land on which it is located for $3,100,000 in an all cash transaction. The sale is expected to close in late May, 1998. The Partnership anticipates receiving approximately $2,890,000 after closing costs, commissions and prorations and will use these proceeds to make a final distribution to its partners.

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


(3)   TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the three months ended March 31, 1998 and 1997 are summarized as follows:

                                  THREE MONTHS ENDED
                                       MARCH 31,           UNPAID AT
                                 --------------------      MARCH 31,
                                    1998        1997         1998
                                  -------     -------    -------------

   Property management fees . .   $ 8,057       9,239         --
   Reimbursement (at cost) for:
    Out-of-Pocket expenses. . .   $18,311      20,286         --
                                  =======      ======        ====

(4)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of March 31, 1998 and 1997 and for the three month periods ended March 31, 1998 and 1997.

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the property owned by the Partnership at March 31, 1998.

At March 31, 1998, the Partnership had cash of $99,796 and short-term investments in asset management accounts of $462,795, which will be utilized for distributions to partners and for working capital requirements.

At March 31, 1998, the Partnership has total current assets of $564,734 and current liabilities of $46,214 and a current ratio of 12.22. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. A distribution of $75 per Limited Partnership Interest from the net sale proceeds at the 5521 Meadowbrook Court Distribution Center was made during 1997. A final liquidating distribution will be made soon after the Partnership sells its remaining asset.

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

RESULTS OF OPERATIONS

At March 31, 1998, the Partnership owned one investment property, consisting of an apartment complex located near Augusta, Georgia.

The decrease in rental income for the three months ended March 31, 1998 compared to 1997 of approximately $17,200 (9.9%) is primarily due to no rental income generated at the Meadowbrook Court Distribution Center due to its being sold in August 1997 ($34,300). This decrease was partially offset by an increase in rental income at Oak View Apartments ($17,100) due to an increase in occupancy.

Changes to tenants have decreased approximately $33,000 for the three months ended March 31, 1998 as compared to 1997 due to the sale of the Meadowbrook Court Distribution Center in August 1997.

Interest income increased approximately $1,900 (43.3%) for the three months ended March 31, 1998 compared to 1997. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts.

Other income remained essentially flat for the three months ended March 31, 1998 as compared to 1997.

Property operating expenses decreased approximately $42,900 (38.5%) for the three months ended March 31, 1998 compared to 1997. This decrease is primarily due to decreases in property operating expenses at Oak View Apartments (approximately $3,700) and at Meadowbrook Court Distribution Center (approximately $39,200).

The decrease in depreciation expense of approximately $21,900 for the three months ended March 31, 1998 compared to 1997 is primarily attributable to no depreciation charged at Oak View Apartments due its being held for sale in accordance with SFAS No. 121 which was adopted as of July 1, 1997.

Management fees paid to an affiliate of the General Partner decreased approximately $1,200 (12.8%) for the three months ended March 31, 1998 as compared to 1997. This decrease is primarily attributable to the sale of Meadowbrook Court Distribution Center (approximately $2,000). The decrease was partially offset by an increase in property management fees at Oak View Apartments (approximately $800) due to the increase in rental income.

Professional services have remained essentially flat for the three months ended March 31, 1998 as compared to 1997.

General and administration expenses have decreased approximately $1,600 (6.6%) for the three months ended March 31, 1998 as compared to 1997. This decrease is primarily due to a decrease in overhead charges.

For the three months ended March 31, 1998 net operating income was $55,087 or $2.18 per limited partnership interest.


                                                  OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Oak View Apartments
  Augusta, Georgia. . . . . .        84%       92%        95%       94%     91%

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois .       100%      100%        N/A       N/A     N/A



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

Date:  May 11, 1998   By:   /s/ CHARLES C. KRAFT

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


Date:  May 11, 1998   By:   /s/ GREGORY T. MUTZ

                            Gregory T. Mutz
                            Chairman and Director
                            Principal Executive Officer


Date:  May 11, 1998   By:   /s/ JOHN E. ALLEN

                            John E. Allen
                            President and Director


Date:  May 11, 1998   By:   /s/ CHARLES C. KRAFT

                            Charles C. Kraft, Treasurer
                            Principal Financial Officer and
                            Principal Accounting Officer