Form 10-Q
period 1998-06-30
LINCAM PROPERTIES LTD SERIES 85
filed 1998-08-10
CIK 774489

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarterly period
ended June 30, 1998                     Commission File Number
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

                                                    BALANCE SHEETS

                                          JUNE 30, 1998 AND DECEMBER 31, 1997

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998              1997
                                                                                  --------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,489,439          515,064
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . .             2,108              356
                                                                                    ------------      -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         3,491,547          515,420
                                                                                    ------------      -----------

Property held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2) . . . . . . . . . . . . . . . . . . . . .             --           2,514,044
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              14,339
                                                                                    ------------      -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3,491,547        3,043,803
                                                                                    ============      ===========





                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                     --------------------------------------------

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1998              1997
                                                                                  --------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     36,758           33,800
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 879
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .             --              14,339
                                                                                    ------------      -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .            36,758           49,018
                                                                                    ------------      -----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,000            2,000
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .           333,776          107,092
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .          (301,961)        (301,961)
                                                                                    ------------      -----------
                                                                                          33,815         (192,869)
                                                                                    ------------      -----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests. . . . . . . . . . . . . . . . .        22,479,645       22,479,645
    Allocated portion of cumulative net income . . . . . . . . . . . . . . . .        10,912,633       10,658,284
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (29,971,304)     (29,950,275)
                                                                                    ------------      -----------
                                                                                       3,420,974        3,187,654
                                                                                    ------------      -----------
          Total partners' capital  . . . . . . . . . . . . . . . . . . . . . .         3,454,789        2,994,785
                                                                                    ------------      -----------

          Total liabilities and partners' capital. . . . . . . . . . . . . . .      $  3,491,547        3,043,803
                                                                                    ============      ===========










                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                      (UNAUDITED)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                           ------------------------       ------------------------
                                                              1998           1997            1998           1997
                                                           ---------       --------       ---------       --------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .       $  87,902        194,737         243,564        367,582
  Charges to tenants . . . . . . . . . . . . . . . .           --            46,419           --            79,371
  Interest income. . . . . . . . . . . . . . . . . .          24,569          3,722          30,961          8,183
  Other income . . . . . . . . . . . . . . . . . . .           3,038          6,827           8,508         12,709
                                                           ---------       --------        --------       --------
          Total income . . . . . . . . . . . . . . .         115,509        251,705         283,033        467,845
                                                           ---------       --------        --------       --------
Expenses:
  Property operating expenses. . . . . . . . . . . .          70,115        126,577         138,574        237,938
  Depreciation . . . . . . . . . . . . . . . . . . .           --            22,228           --            44,127
  Management fees paid to the General Partner. . . .           8,997         10,579          17,054         19,818
  Professional services. . . . . . . . . . . . . . .          31,923         11,273          45,445         24,046
  General and administrative . . . . . . . . . . . .          18,101         22,411          40,500         46,387
  Provision for loss on sale
    of investment property . . . . . . . . . . . . .           --             --              --            60,000
                                                           ---------       --------        --------       --------
          Total expenses . . . . . . . . . . . . . .         129,136        193,068         241,573        432,316
                                                           ---------       --------        --------       --------
          Operating income (loss). . . . . . . . . .         (13,627)        58,637          41,460         35,529

Gain on sale of investment property. . . . . . . . .         439,573          --            439,573          --
                                                           ---------       --------        --------       --------
          Net income . . . . . . . . . . . . . . . .       $ 425,946         58,637         481,033         35,529
                                                           =========       ========        ========       ========

          Net income per limited
            partnership unit . . . . . . . . . . . .       $    7.99           2.32           10.17           1.41
                                                           =========       ========        ========       ========
          Cash distributions per
            limited partnership interest . . . . . .       $     .84          --                .84          --
                                                           =========       ========        ========       ========



                                           LINCAM PROPERTIES LTD. SERIES 85
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                        SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                      (UNAUDITED)
                                                                                          1998             1997
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   481,033          35,529
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loss or (gain) on sale of investment property. . . . . . . . . .        (439,573)         60,000
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             44,127
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets. . . . . . . . . . . .          (1,752)        (14,987)
      Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . .           --            (33,858)
      (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . . .          14,339          (1,403)
      Increase (decrease) in accounts payable  . . . . . . . . . . . . . . . . . .           2,958         (19,576)
      Increase (decrease) in accrued expenses. . . . . . . . . . . . . . . . . . .            (879)            693
      Increase in accrued real estate taxes. . . . . . . . . . . . . . . . . . . .           --             24,172
      Increase (decrease) in tenant security deposits. . . . . . . . . . . . . . .         (14,339)         11,924
                                                                                       -----------     -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (439,246)         71,092
                                                                                       -----------     -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .          41,787         106,621
                                                                                       -----------     -----------
Cash flows from (for) investing activities:
  Additions to buildings and improvements. . . . . . . . . . . . . . . . . . . . .          (9,141)        (13,648)
  Net cash proceeds from sale of investment property . . . . . . . . . . . . . . .       2,962,758           --
  Payment of leasing commissions . . . . . . . . . . . . . . . . . . . . . . . . .           --            (45,894)
                                                                                       -----------     -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . .       2,953,617         (59,542)
                                                                                       -----------     -----------
Cash flows for financing activities:
  Cash distributions to limited partners . . . . . . . . . . . . . . . . . . . . .         (21,029)          --
                                                                                       -----------     -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . .         (21,029)          --
                                                                                       -----------     -----------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .       2,974,375          47,079
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         515,064         350,073
                                                                                       -----------     -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .     $ 3,489,439         397,152
                                                                                       ===========     ===========



                       LINCAM PROPERTIES LTD. SERIES 85
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 1998 AND 1997

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


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

   LincAm Properties Ltd. Series 85 (the "Partnership") is a limited partnership formed in August 1985 under the Uniform Limited Partnership Act of the State of Illinois. The balance sheets at June 30, 1998 and December 31, 1997 and the statements of operations and cash flows for the three and six months ended June 30, 1998 and 1997 have been prepared by Management of the Partnership and have not been audited by the Partnership's independent auditors.

   The gain on sale from Oak View Apartments was allocated between the general partners and the limited partners (in a manner consistent with the Partnership Agreement) to bring the Partners' Capital accounts closer to the 99% limited partners ownership percentage and 1% general partners' ownership percentage.

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

                            SIX MONTHS ENDED           SIX MONTHS ENDED
                            JUNE 30, 1998               JUNE 30, 1997
                       -----------------------   ------------------------
                      GAAP BASIS     TAX BASIS   GAAP BASIS     TAX BASIS
                      ----------     ---------   ----------     ---------

Total assets . . . . . .$3,491,547   4,511,943    5,028,875     5,031,287

Partners' capital
 (deficits):
  General Partners . . .$   33,815      34,448     (174,837)     (213,511)
  Limited Partners . . .$3,420,974   4,440,737    4,972,741     5,013,447

Net income
  General Partners . . .$   226,684    266,547          355           248
  Limited Partners . . .$   254,349  1,288,161       35,174        24,549

Net income per
 limited partner-
 ship interest . . . . .$    10.17       51.49         1.41           .98
                      ==========     =========   ==========    ==========

   The net income and cash distributions per limited partnership interest, as presented for the six month period ended June 30, 1998 and 1997 are based upon the limited partnership interests outstanding at the end of the periods (25,016).

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


(2)  INVESTMENT PROPERTIES

   (A)  GENERAL

       During the years 1986 through 1988, the Partnership acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex acquired through the joint venture was sold in 1995. The warehouse/research facility was sold in September, 1996. The distribution center was sold in August, 1997, and the last apartment complex was sold in May, 1998.

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

       An affiliate of the General Partners managed the apartment complex for a fee equal to 5% of the gross revenue of the property.

       On May 21, 1998, the Partnership sold this apartment complex and the land on which it is located for $3,100,000 in an all cash transaction. The Partnership received $2,962,758 after closing costs, commissions and prorations. The Partnership used those proceeds and most of its cash reserves to make a final liquidating distribution in the amount of $3,436,541 ($136 per limited partnership unit) to its partners on July 15, 1998.

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


(3)    TRANSACTIONS WITH AFFILIATES

       Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of and for the six months ended June 30, 1998 and 1997 are summarized as follows:

                                         SIX MONTHS ENDED
                                             JUNE 30,             UNPAID AT
                                      --------------------        JUNE 30,
                                        1998         1997           1998
                                      -------      -------      -------------

   Property management fees. . . .    $17,054       19,818           --
   Reimbursement (at cost) for:
    Out-of-Pocket expenses . . . .    $36,631       41,213           --
                                      =======       ======          ====

(4)  ADJUSTMENTS

   In the opinion of the Corporate General Partner, all adjustments necessary for a fair presentation have been made to the accompanying amounts as of June 30, 1998 and 1997 and for the six month periods ended June 30, 1998 and 1997.

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

After deducting selling expenses and other offering costs, the Partnership had approximately $22,500,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the property owned by the Partnership at June 30, 1998.

At June 30, 1998, the Partnership had cash of $102,708 and short-term investments in asset management accounts of $3,386,731, which will be utilized for distributions to partners and for working capital requirements.

At June 30, 1998, the Partnership has total current assets of $3,491,547 and current liabilities of $36,758 and a current ratio of 94.99. Including a special distribution of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable equal to $450 per Limited Partnership Interest, cash distributions increased to $510 per Limited Partnership in 1996. A distribution of $75 per Limited Partnership Interest from the net sale proceeds at the 5521 Meadowbrook Court Distribution Center was made during 1997. A final liquidating distribution of $136 per Limited Partnership Interest was made on July 15, 1998. It is anticipated that the Partnership will be terminated prior to December 31, 1998.

On May 21, 1998, the Partnership sold Oak View Apartments for $3,100,000 in an all cash transaction. As described in Note 2(B) of Notes to Financial Statements, the Partnership received $2,962,758 (net of closing costs).
The net proceeds and a majority of the cash reserves of the Partnership were distributed to the partners via a special distribution of $136 per Limited Partnership Interest on July 15, 1998.

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

RESULTS OF OPERATIONS

At June 30, 1998, the Partnership has sold all of its investment properties.

The decrease in rental income for the six months ended June 30, 1998 compared to 1997 of approximately $124,000 (33.7%) is primarily due to:
(1) no rental income generated at the Meadowbrook Court Distribution Center due to its being sold in August, 1997 ($78,900); and (2) less rental income at Oak View Apartments ($45,100) due to its being sold in May, 1998.

Changes to tenants have decreased approximately $79,400 for the six months ended June 30, 1998 as compared to 1997 due to the sale of the Meadowbrook Court Distribution Center in August 1997.

Interest income increased approximately $22,800 (278%) for the six months ended June 30, 1998 compared to 1997. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts.

Other income decreased approximately $4,200 (33.1%) for the six months ended June 30, 1998 as compared to 1997. This decrease is primarily attributable to less other income generated at Oak View Apartments due to its being sold in May, 1998.

Property operating expenses decreased approximately $99,400 (41.8%) for the six months ended June 30, 1998 compared to 1997. This decrease is primarily due to decreases in property operating expenses at Oak View Apartments (approximately $9,400) and at Meadowbrook Court Distribution Center (approximately $90,000).

The decrease in depreciation expense of approximately $44,100 for the six months ended June 30, 1998 compared to 1997 is primarily attributable to no depreciation charged at Oak View Apartments due its being held for sale in accordance with SFAS No. 121 which was adopted as of July 1, 1997.

Management fees paid to an affiliate of the General Partner decreased approximately $2,800 (13.9%) for the six months ended June 30, 1998 as compared to 1997. This decrease is primarily attributable to the sale of Meadowbrook Court Distribution Center (approximately $2,000).

Professional services have increased approximately $21,400 (89%) for the six months ended June 30, 1998 as compared to 1997. This increase is due to accelerated accruals of audit and tax fees for the final short year of the Partnership.

General and administration expenses have decreased approximately $5,900 (12.7%) for the six months ended June 30, 1998 as compared to 1997. This decrease is primarily due to: (1) a decrease in overhead charges ($3,300);
(2) decreases in stationery and supplies ($1,000); and (3) a decrease in the Illinois Replacement Tax ($1,300).

For the six months ended June 30, 1998 net operating income was $41,460 or $1.64 per Limited Partnership Interest, and net income was $481,033 or $10.17 per Limited Partnership Interest.


                                                       OCCUPANCY


The following is a listing of approximate occupancy levels by quarter for the partnership's investment properties:

                                                        1997                                   1998
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

Oak View Apartments
  Augusta, Georgia . . . . . . .        84%         92%         95%        94%      91%      N/A

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, Illinois. . .       100%        100%         N/A        N/A      N/A      N/A



     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS:  27.  Financial Data Schedule

   (b)  REPORTS ON FORM 8-K:  Form 8-K dated June 5, 1998.

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

Date:  August 7, 1998          By:     /s/ CHARLES C. KRAFT

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


Date:  August 7, 1998          By:     /s/ GREGORY T. MUTZ

                                       Gregory T. Mutz
                                       Chairman and Director
                                       Principal Executive Officer


Date:  August 7, 1998          By:     /s/ JOHN E. ALLEN

                                       John E. Allen
                                       President and Director


Date:  August 7, 1998          By:     /s/ CHARLES C. KRAFT

                                       Charles C. Kraft, Treasurer
                                       Principal Financial Officer and
                                       Principal Accounting Officer