Form 10-K405
period 1998-09-30
LINCAM PROPERTIES LTD SERIES 85
filed 1998-11-16
CIK 774489

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the period from January 1, 1998         Commission File Number
to September 30, 1998                                 2-99673



                   LINCAM PROPERTIES LTD. SERIES 85
        (Exact name of registrant as specified in its charter)


     Illinois                            36-3377785
(State of Organization)       (I.R.S. Employer Identification No.)


     125 South Wacker Drive, Suite 3100, Chicago, Illinois  60606
                (Address of principal executive office)


Registrant's telephone number, including area code:  (312) 443-1477


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                        which registered
-------------------                -------------------------------

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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .   8

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  10

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  27


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  27

Item 11.     Executive Compensation . . . . . . . . . . .  29

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  30

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  31


PART IV

Item 14.     Exhibits, Financial Statement Schedule,
             and Reports on Form 8-K. . . . . . . . . . .  31


Signatures    . . . . . . . . . . . . . . . . . . . . . .  32

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

     The Partnership has sold all of its properties and has distributed the sales proceeds to the partners. The final distribution to the partners was made on July 15, 1998. Operations ceased in July, 1998 following the sale of the Oak View Apartments. The Partnership is being terminated as of September 30, 1998.

     The Partnership was engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Partnership had made the real property investments set forth in the following table:




NAME, TYPE OF PROPERTY                                   DATE OF
    AND LOCATION                         SIZE           PURCHASE                 TYPE OF OWNERSHIP
----------------------              --------------      --------                 --------------------------

1.  Barton Creek Landing               250 units         5/21/86                 fee ownership of land and
    Apartments                                                                   improvements (through
    Austin, TX                                                                   joint venture
                                                                                 partnership) (a) (d)

2.  Oak View Apartments                124 units         9/30/86                 fee ownership of land and
    Augusta, GA                                                                  improvements (b) (c)

3.  5521 Meadowbrook Court          50,000 sq. ft.       1/12/87                 fee ownership of land and
    Distribution Center                 g.l.a.                                   improvements (b) (c)
    Rolling Meadows, IL

4.  Walker's Mark Apartments           164 units         7/29/87                 fee ownership of land and
    Dallas, TX                                                                   improvements (b) (c)

5.  1880 Country Farm Road          162,000 sq. ft.      7/1/88                  fee ownership of land and
    Warehouse/Research Facility                                                  improvements (b) (c)
    Naperville, IL

--------------------

     (a)   Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for a description of the joint venture partnership through which the Partnership has made this real property investment.

     (b)   Reference is made to Note 2 of Notes to Financial Statements filed with this annual report for a description of this real property investment.

     (c)   This property has been sold. Reference is made to Note 2 of Notes to Financial Statements filed with this annual report for a description of the sale of such real property investment.

     (d)   This property has been sold. Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for a description of the sale of such real property investment.

     In December 1986, the Partnership and its joint venture partner made additional capital contributions totalling $8,750,000 to the LincAm Barton Venture, as described in the Partnership's Report on Form 8-K for December 19, 1986, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 3 of Notes to Financial Statements filed with this annual report for a further description of such transaction.

     In January 1987, the Partnership acquired the 5521 Meadowbrook Court Distribution Center, as described in the Partnership's Report on Form 8-K for December 19, 1986, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for a further description of such transaction.

     In July 1987, the Partnership acquired the Walker's Mark Apartments, as described in the Partnership's Report on Form 8-K for July 29, 1987, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for a further description of such transaction.

     In January 1988, the Partnership's fiscal year-end was changed from October 31, to December 31, as described in the Partnership's Report on Form 8-K for January 29, 1988, a copy of which report is hereby incorporated herein by reference.

     In July 1988, the Partnership acquired the 1880 Country Farm Road Facility, as described in the Partnership's Report on Form 8-K filed
June 11, 1988, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for a further description of such transaction.

     In August 1993, the Partnership sold the Walker's Mark Apartments, as described in the Partnership Report on Form 8-K/A No. 1 filed August 19, 1993, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for further description of such transaction.

     In April 1995, the Joint Venture sold the Barton Creek Landing Apartments, as described in the Partnership Report on Form 8-K/A No. 1 filed June 22, 1995, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 3 of Notes to Financial Statements filed with this annual report for further description of such transaction.

     In September 1996, the Partnership sold the 1880 Country Farm Road Facility, as described in the Partnership's Report on Form 8-K filed October 3, 1996, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for further description of such transaction.

     In August 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center, as described in the Partnership's Report on Form 8-K filed August 21, 1997, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for further description of such transaction.

     In May 1998, the Partnership sold the Oakview Apartments, as described in the Partnership's Report on Form 8-K filed June 5, 1998, a copy of which report is hereby incorporated herein by reference. Reference is also made to Note 2 of Notes to Financial Statements filed with this annual report for further description of such transaction.

     The Partnership has no employees.

     The terms of the transactions between the Partnership and affiliates of the General Partners are set forth in Item 11 to which reference is hereby made for description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned the properties referred to in Item 1 to which reference is hereby made for a description of said properties.

     Included below is a list of approximate occupancy levels by quarter for the Partnership's investment properties during the year December 31, 1997 and nine months ended September 30, 1998:

                                                 1997                               1998
                                  -------------------------------------    ---------------------
                                     At        At         At        At      At       At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30
                                    ----      ----       ----     -----    ----     ----   -----

Oak View Apartments
  Augusta, GA . . . . . . . .        84%       92%        95%       94%     91%      N/A     N/A

5521 Meadowbrook Court
  Distribution Center
  Rolling Meadows, IL . . . .       100%      100%        N/A       N/A     N/A      N/A     N/A

1880 Country Farm Road
  Naperville, IL. . . . . . .        N/A       N/A        N/A       N/A     N/A      N/A     N/A


--------------------

     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the nine months ended September 30, 1998 and year ended December 31, 1997.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of September 30, 1998, there were 799 record holders of Interests of the Partnership. There is no public market for Interests. Upon request, the General Partners will endeavor to assist an investor desiring to transfer his Interests and may utilize the services of broker-dealers in this regard. The price to be paid for the Interests as well as the commission to be received by the broker-dealer will be subject to negotiation by the investor. The General Partners will not redeem or repurchase Interests.

     Reference is made to Item 6 on the following page for a discussion of cash distributions made to the Limited Partners.

ITEM 6.  SELECTED FINANCIAL DATA (a)

                                      LINCAM PROPERTIES LTD. SERIES 85
                                           (A LIMITED PARTNERSHIP)

                               PERIOD ENDED SEPTEMBER 30, 1998 AND YEARS ENDED
                                   DECEMBER 31, 1997, 1996, 1995 and 1994

                                (not covered by Independent Auditors' Report)
                                1998          1997          1996          1995          1994
                            -----------   -----------    ----------   -----------   -----------

Total income. . . . . . .    $  300,485       870,554     1,352,610     2,907,891     4,380,033

Provision for loss or
 gain on sale of
 investment property .. .    $  437,891       (79,619)     (180,534)    4,768,875         --

Net income. . . . . . . .    $  462,785       127,562       270,435     3,998,801     1,351,167

Net income per
 Interest (b) . . . . . .    $     9.42          5.05         10.70        158.25         53.47

Total assets. . . . . . .    $    --        3,043,803     4,976,133    17,709,966    28,452,075

Long-term debt. . . . . .    $    --            --            --            --        5,000,000

Cash distributions
 per Interest (c).. . . .    $   136.84         75.00        510.00        206.00         70.00
                             ==========    ==========    ==========    ==========    ==========

__________________

     (a)   The above summary of selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b)   The net income per Interest is based upon the number of Interests outstanding at the end of each year and period (25,016).

     (c)   In 1994, the Partnership generated taxable income of $47.64 per unit and distributed $70.00 per unit.
In 1995, the Partnership generated taxable income of $224.62 per unit and distributed $206.00 per unit.  In 1996, the Partnership generated taxable income of $67.94 per unit and distributed $510.00 per unit.  In 1997, the
Partnership generated taxable income of $2.42 per unit and distributed $75.00 per unit.  In 1998, the Partnership generated taxable income of $9.98 per unit and distributed $136 per unit.


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

     The Partnership distributed $510 per Limited Partnership Interest during 1996 which included a special distribution (of the net proceeds from (1) the sale of 1880 Country Farm Road Facility and (2) the collection of the note receivable) equal to $450 per Limited Partnership Interest. A distribution of $75 per Limited Partnership Interest from the net sale proceeds at the 5521 Meadowbrook Court Distribution Center was made during 1997. A final liquidating distribution of $136 per Limited Partnership Interest was made on July 15, 1998.

     On May 21, 1998, the Partnership sold Oak View Apartments for $3,100,000 in an all cash transaction. As described in Note 2(B) of Notes to Financial Statements, the Partnership received $2,961,076 (net of closing costs). The net proceeds and a majority of the cash reserves of the Partnership were distributed to the partners via a special distribution of $136 per Limited Partnership Interest on July 15, 1998.

     On August 6, 1997, the Partnership sold the 5521 Meadowbrook Court Distribution Center for $2,150,000 in an all cash transaction. As described in Note 2(c) of Notes to Financial Statements, the Partnership received $1,995,131 (net of closing costs). The Partnership distributed these proceeds to the partners via a special distribution on September 5, 1997.

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

     RESULTS OF OPERATIONS

     1998 COMPARED TO 1997
     ---------------------

     At September 30, 1998, the Partnership has sold all of its investment properties.

     The decrease in rental income for the nine months ended September 30, 1998 compared to 1997 of approximately $463,600 (65.6%) is primarily due to: (1) no rental income generated at the Meadowbrook Court Distribution Center due to its being sold in August, 1997 ($100,200); and (2) less rental income at Oak View Apartments ($363,400) due to its being sold in May, 1998.

     Changes to tenants have decreased $109,065 for the nine months ended September 30, 1998 as compared to 1997 due to the sale of the Meadowbrook Court Distribution Center in August 1997.

     Interest income increased approximately $7,400 (24%) for the nine months ended September 30, 1998 compared to 1997. This increase is primarily attributable to increased amounts held in interest bearing short-term asset management accounts.

     Other income decreased approximately $4,800 (20.4%) for the nine months ended September 30, 1998 as compared to 1997. This decrease is primarily attributable to less other income generated at Oak View
Apartments due to its being sold in May, 1998.

     Property operating expenses decreased approximately $291,400 (67.7%) for the nine months ended September 30, 1998 compared to 1997. This decrease is primarily due to decreases in property operating expenses at Oak View Apartments (approximately $168,800) due to its being sold in May, 1998 and at Meadowbrook Court Distribution Center (approximately $136,600) due to its being sold in August, 1997.

     The decrease in depreciation expense of approximately $44,100 for the nine months ended September 30, 1998 compared to 1997 is primarily attributable to no depreciation charged at Oak View Apartments due its being held for sale in accordance with SFAS No. 121 which was adopted as of July 1, 1997.

     Management fees paid to an affiliate of the General Partner decreased approximately $25,200 (66.4%) for the nine months ended September 30, 1998 as compared to 1997. This decrease is primarily attributable to the:
(1) sale of Meadowbrook Court Distribution Center (approximately $6,200); and (2) the sale of Oakview Apartments (approximately $19,000).

     Professional services have remained essentially flat for the nine months ended September 30, 1998 compared to 1997.

     General and administration expenses have decreased approximately $25,000 (27.2%) for the nine months ended September 30, 1998 as compared to 1997. This decrease is primarily due to: (1) a decrease in overhead charges ($20,000); (2) decreases in stationery and supplies ($1,000); (3) a decrease in registered agent fees ($500); and (4) a decrease in the Illinois Replacement Tax ($1,300).

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

     INFLATION

     Since inflation levels in the United States have been relatively low over the twelve years the Partnership has been in existence, inflation and changing prices have had a minimal effect on income from operations.

     Inflation in future periods is not applicable since the Partnership has sold all of its properties and has terminated operations.

     YEAR 2000

     The General Partner has undertaken a review of its operations that may be affected by the YEAR 2000 problem. The Partnership has sold its remaining asset and terminated operations during 1998. Therefore, it is the opinion of the General Partner that there will be no effect on its operating performance or results of operations from the YEAR 2000 problem.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership liquidated on September 30, 1998.   As a result, there
is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)


                                 INDEX
                                 -----

                                                               PAGE
                                                               ----

Independent Auditors' Report. . . . . . . . . . . . . . .        12

Balance Sheets, September 30, 1998 and
  December 31, 1997 . . . . . . . . . . . . . . . . . . .        13

Statements of Operations, nine months ended
  September 30, 1998 and years ended December 31, 1997
  and 1996. . . . . . . . . . . . . . . . . . . . . . . .        15

Statements of Partners' Capital Accounts
  (Deficits), nine months ended September 30, 1998
  and years ended December 31, 1997 and 1996. . . . . . .        16

Statements of Cash Flows, nine months ended September 30,
  1998 and years ended December 31, 1997 and 1996 . . . .        17

Notes to Financial Statements . . . . . . . . . . . . . .        19



                                                           SCHEDULE
                                                           --------

Real Estate and Accumulated Depreciation. . . . . . . . .      III


SCHEDULES NOT FILED:

     All schedules other than those indicated in the above index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
LincAm Properties Ltd. Series 85:

     We have audited the financial statements of LincAm Properties Ltd. Series 85 (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LincAm Properties Ltd. Series 85 as of September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                       /S/ KPMG Peat Marwick LLP


Chicago, Illinois
November 5, 1998


                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                               BALANCE SHEETS

                                  September 30, 1998 and December 31, 1997

                                                   ASSETS
                                                   ------
                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1998             1997
                                                                       -------------     ------------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $      --             515,064
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . .          --                 356
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .          --             515,420
                                                                        ------------      -----------

Property held for sale, at lower of depreciated cost
  or estimated value (notes 1 and 2). . . . . . . . . . . . . . . . .          --           2,514,044

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              14,339
                                                                        ------------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $      --           3,043,803
                                                                        ============      ===========






                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                         BALANCE SHEETS - CONTINUED


                                LIABILITIES AND PARTNERS' CAPITAL (DEFICITS)
                                --------------------------------------------

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1998             1997
                                                                       -------------     ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $      --              33,800
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --                 879
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .          --              14,339
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --              49,018
                                                                        ------------      -----------

Partners' capital (deficits) (note 1):
  General Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          2,000            2,000
    Allocated portion of cumulative net income. . . . . . . . . . . .        334,326          107,092
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (336,326)        (301,961)
                                                                        ------------      -----------
                                                                               --            (192,869)
                                                                        ------------      -----------
  Limited Partners:
    Interests of $1,000.  Authorized 40,001 Interests;
      issued and outstanding 25,016 Interests . . . . . . . . . . . .     22,479,645       22,479,645
    Allocated portion of cumulative net income. . . . . . . . . . . .     10,893,835       10,658,284
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (33,373,480)     (29,950,275)
                                                                        ------------      -----------
                                                                               --           3,187,654
                                                                        ------------      -----------
          Total partners' capital . . . . . . . . . . . . . . . . . .          --           2,994,785
                                                                        ------------      -----------
          Total liabilities and partners' capital . . . . . . . . . .   $      --           3,043,803
                                                                        ============      ===========







                               See accompanying notes to financial statements

                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                          STATEMENTS OF OPERATIONS

               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $    243,564          707,141         900,574
  Charges to tenants. . . . . . . . . . . . . . . .           --             109,065         115,626
  Interest income . . . . . . . . . . . . . . . . .          38,144           30,763         314,371
  Other income. . . . . . . . . . . . . . . . . . .          18,777           23,585          22,045
                                                       ------------     ------------    ------------
          Total income. . . . . . . . . . . . . . .         300,485          870,554       1,352,616
                                                       ------------     ------------    ------------
Expenses:
  Property operating expenses . . . . . . . . . . .         138,811          430,181         504,861
  Depreciation. . . . . . . . . . . . . . . . . . .           --              44,127         213,998
  Management fees paid to affiliate
    of general partner (note 7) . . . . . . . . . .          12,754           38,013          47,423
  Professional services . . . . . . . . . . . . . .          57,165           59,229          59,032
  General and administrative. . . . . . . . . . . .          66,861           91,823          76,333
  Provision for loss on sale of investment
    property. . . . . . . . . . . . . . . . . . . .           --              79,619         180,534
                                                       ------------     ------------    ------------
          Total expenses. . . . . . . . . . . . . .         275,591          742,992       1,082,181
                                                       ------------     ------------    ------------
          Operating income. . . . . . . . . . . . .          24,894          127,562         270,435

Gain on sale of investment
  property (note 3) . . . . . . . . . . . . . . . .         437,891            --              --
                                                       ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .    $    462,785          127,562         270,435
                                                       ============     ============    ============
          Net income per limited partner-
            ship interest . . . . . . . . . . . . .    $       9.42             5.05           10.70
                                                       ============     ============    ============
          Cash distributions per limited
            partnership interest. . . . . . . . . .    $     136.84            75.00          510.00
                                                       ============     ============    ============



                               See accompanying notes to financial statements.

                                        LINCAM PROPERTIES LTD. SERIES 85
                                            (a limited partnership)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 GENERAL PARTNERS                             LIMITED PARTNERS (25,016 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF
              CONTRI-      NET         CASH                       OFFERING       NET        CASH
              BUTIONS     INCOME   DISTRIBUTIONS     TOTAL         COSTS        INCOME  DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1996 . . . . . .2,000     105,817     (283,009)    (175,192)   22,479,645    10,531,997 (28,074,075)  4,937,567

Net income. . . .--          1,275        --           1,275         --          126,287       --        126,287
Cash distri-
 butions. . . . .--          --         (18,952)     (18,952)        --           --      (1,876,200) (1,876,200)
               ------     --------     --------   ----------     ----------   ---------- -----------  ----------
Balance
 (deficit) at
 December 31,
 1997 . . . . . .2,000     107,092     (301,961)    (192,869)    22,479,645   10,658,284 (29,950,275)  3,187,654

Net income. . . .--        227,234        --         227,234         --          235,551       --        235,551
Cash distri-
 butions. . . . .--          --         (34,365)     (34,365)        --           --      (3,423,205) (3,423,205)
               ------     --------     --------   ----------     ----------   ---------- -----------  ----------
Balance
 (deficit) at
 September 30,
 1998 . . . . . .$2,000    334,326     (336,326)       --        22,479,645   10,893,835 (33,373,480)      --
               ======     ========     ========   ==========     ==========   ========== ===========  ==========







                                 See accompanying notes to financial statements.

                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                          STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $  462,785          127,562         270,435
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Provision for loss or (gain) on sale
        of investment property. . . . . . . . . . . . .    (437,891)          79,619         180,534
      Depreciation. . . . . . . . . . . . . . . . . . .       --              44,127         213,998
      Other . . . . . . . . . . . . . . . . . . . . . .       --               --            373,030
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses
        and other . . . . . . . . . . . . . . . . . . .         356            1,588          (1,794)
      (Increase) decrease in receivable from tenant . .       --               --             66,695
      (Increase) decrease in other assets . . . . . . .      14,339             (997)         35,978
      Increase (decrease) in accounts payable . . . . .     (33,800)         (10,611)         13,505
      Increase (decrease) in accrued expenses . . . . .        (879)          (1,064)          1,943
      Decrease in funds held for others . . . . . . . .       --               --           (150,879)
      Increase (decrease) in accrued real
        estate taxes. . . . . . . . . . . . . . . . . .       --            (146,250)         28,250
      Decrease in security deposits . . . . . . . . . .     (14,339)          (6,815)        (10,057)
                                                        -----------      -----------     -----------
          Total adjustments . . . . . . . . . . . . . .    (472,214)         (40,403)        751,203
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .      (9,429)          87,159       1,021,638
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to buildings and improvements . . . . . . .      (9,141)         (22,147)        (16,596)
  Net cash proceeds from sale of investment
    property. . . . . . . . . . . . . . . . . . . . . .   2,961,076        1,995,131       6,239,950
  Collection of note receivable . . . . . . . . . . . .       --               --          5,485,000
                                                        -----------      -----------     -----------
          Net cash provided by
            investing activities. . . . . . . . . . . .   2,951,935        1,972,984      11,708,354
                                                        -----------      -----------     -----------




                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                    STATEMENTS OF CASH FLOWS - CONTINUED




                                                            1998            1997             1996
                                                        -----------      -----------     -----------

Cash flows for financing activities:
  Cash distributions to Limited Partners. . . . . . . .  (3,423,205)      (1,876,200)    (12,758,160)
  Cash distributions to General Partners. . . . . . . .     (34,365)         (18,952)       (128,870)
                                                        -----------      -----------     -----------
          Net cash used in financing activities . . . .  (3,457,570)      (1,895,152)    (12,887,030)
                                                        -----------      -----------     -----------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . . . . . .    (515,064)         164,991        (157,038)
Cash and cash equivalents
  at beginning of year. . . . . . . . . . . . . . . . .     515,064          350,073         507,111
                                                        -----------      -----------     -----------
Cash and cash equivalents
  at end of year. . . . . . . . . . . . . . . . . . . . $     --             515,064         350,073
                                                        ===========      ===========     ===========




















                               See accompanying notes to financial statements.

                   LINCAM PROPERTIES LTD. SERIES 85
                       (a limited partnership)

                     NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 1998
              AND YEARS ENDED DECEMBER 31, 1997 AND 1996


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

     The Partnership has sold all of its properties and has distributed the sale proceeds to the partners. The final distribution to the partners was made on July 15, 1998. Operations ceased in July, 1998 following the sale of the Oak View Apartments. The Partnership is being terminated as of September 30, 1998.

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


                                      LINCAM PROPERTIES LTD. SERIES 85
                                          (a limited partnership)

                                 NOTES TO FINANCIAL STATEMENTS - (Continued)



                                                    1998                             1997
                                     ------------------------------   ------------------------------
                                       GAAP BASIS        TAX BASIS       GAAP BASIS        TAX BASIS
                                      ------------      -----------     ------------     -----------

Total assets. . . . . . . . . . . .    $     --               --           3,043,803       2,939,928
Partners' capital (deficits):
  General partners. . . . . . . . .    $     --               --            (192,869)       (232,100)
  Limited partners. . . . . . . . .    $     --               --           3,187,654       3,173,225
Net income:
  General partners. . . . . . . . .    $   227,234          266,464            1,275             611
  Limited partners. . . . . . . . .    $   235,551          249,601          126,287          60,527
                                       ===========       ==========      ===========     ===========


                   LINCAM PROPERTIES LTD. SERIES 85
                       (a limited partnership)

              NOTES TO FINANCIAL STATEMENTS - (Continued)


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

     On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Properties held for sale are reflected at the lower of historical cost or estimated fair value less anticipated selling costs. In addition, properties held for sale are not depreciated.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluated its investment properties at least quarterly to assess whether any impairment indications were present, comparing undiscounted future cash flows with the carrying amount of the asset. If any investment asset was considered impaired, a loss was provided to reduce the carrying value of the property to its estimated value.

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

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through a joint venture (Note 3), three apartment complexes, a distribution center, and a warehouse/research facility. One apartment complex was sold in 1993. Another apartment complex was sold in 1995. The warehouse/research facility was sold in 1996. The distribution center was sold in August 1997, and the last apartment complex was sold in May 1998. Operations have been terminated.

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

              NOTES TO FINANCIAL STATEMENTS - (Continued)


     (b)  Oak View Apartments

     On September 30, 1986, the Partnership acquired for $3,604,460 the Oak View Apartments, a 124 unit apartment complex located in the Augusta, Georgia metropolitan area and title to the approximately twenty acre parcel of land on which the complex is situated.

     The property was classified to be "held for sale" as of July 1, 1997.

     An affiliate of the General Partners of the Partnership managed the apartment complex for a fee equal to 5% of the gross revenue of the property.

     On May 21, 1998, the Partnership sold this apartment complex and the land on which it is located for $3,100,000 in an all cash transaction. The Partnership received $2,961,076 after closing costs, commissions and prorations. The Partnership used those proceeds and most of its cash reserves to make a final liquidating distribution in the amount of $3,436,541 ($136 per limited partnership unit) to its partners on July 15, 1998.

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

                   LINCAM PROPERTIES LTD. SERIES 85
                       (a limited partnership)

              NOTES TO FINANCIAL STATEMENTS - (Continued)


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

     Under the terms of the Joint Venture Agreement, all costs incurred by the Joint Venture and all profits and losses and cash distributions were to be shared by the Partnership and its venture partner in proportion to their ownership percentages (60% and 40%, respectively).

     On April 12, 1995, the Joint Venture sold this apartment complex for $14,871,600 in an all cash transaction. The Partnership received approximately $9,060,000 in cash distributions from the joint venture which was used to repay debt and made a special distribution of $3,537,616 or $140 per limited partnership interest. The Joint Venture was terminated as of September 30, 1995.

                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)

              NOTES TO FINANCIAL STATEMENTS - (Continued)

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

     Net profits or losses in the accompanying financial statements were allocated 99% to the Limited Partners and 1% to the General Partners, subject to adjustment upon the sale of the Partnership's final property. Differences may therefore result between allocations among the partners on the financial statement basis and the tax basis.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership are allocated (a) 99% to the Limited Partners and 1% to the General Partners, until the Limited Partners have received a non-cumulative 10% per annum return on their Adjusted Capital Contributions (which is equal to their Capital Contributions reduced by any previous distributions of sale or repayment proceeds to them) and (b) then, 90% to the Limited Partners and 10% to the General Partners. Distributions of "sale proceeds" and "repayment proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of their initial contributed capital plus a cumulative cash return of 10% per annum (on a non-compounded basis) on their Adjusted Capital Contributions. Thereafter, distributions of "sale proceeds" and "repayment proceeds" are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the gross sales price of all properties sold, subject to certain limitations, with the balance distributable 85% to the Limited Partners and 15% to the General Partners. As the 10% return was not achieved, all distributions have been made 99% to the limited partners and 1% to the general partners.

(5)  LEASES

     There are no leases in effect at September 30, 1998 as all of the properties have been sold.

                   LINCAM PROPERTIES LTD. SERIES 85
                        (a limited partnership)

              NOTES TO FINANCIAL STATEMENTS - (Concluded)


(6)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates for the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996 are as follows:

                                       1998         1997        1996
                                     -------      -------     -------

Property management fees. . . .      $12,754       38,013      47,423

Out-of-pocket expenses. . . . .      $61,050       81,235      72,726
                                     =======      =======     =======

                                                                                                 SCHEDULE III
                                       LINCAM PROPERTIES LTD. SERIES 85
                                            (A LIMITED PARTNERSHIP)

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION





       Reconciliation of real estate owned:
                                                             1998                1997                 1996
                                                        -------------       -------------       -------------

     Balance at beginning of period . . . . . . . . .    $  3,864,590           6,519,115          14,415,311
     Additions during period. . . . . . . . . . . . .           9,141              22,147              16,596
     Less dispositions during period. . . . . . . . .      (3,873,731)         (2,676,672)         (7,912,792)
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $      --              3,864,590           6,519,115
                                                         ============        ============        ============

       Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $  1,350,546           1,908,341           2,920,741
     Additions during period. . . . . . . . . . . . .           --                 44,127             213,998
     Less dispositions during period. . . . . . . . .      (1,350,546)           (601,922)         (1,226,398)
                                                         ------------        ------------        ------------
     Balance at end of period . . . . . . . . . . . .    $      --              1,350,546           1,908,341
                                                         ============        ============        ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of auditors during the nine months ended September 30, 1998 nor the years ended December 31, 1997 or 1996.


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

     John E. Allen (age 62) is the President and a Director of LincAm Properties, Inc. Mr. Allen is also Vice Chairman of the Board of AMLI Residential Properties Trust, Vice Chairman of the Board of AMLI Commercial Properties, L.L.C. and President and a Director of AMLI Realty Co., which he co-founded in 1980. Mr. Allen is also a member of the Boards of Directors of UICI, AVTEL Communications, Inc. and Excell Global Services, L.L.C. Mr. Allen has over twenty years of real estate experience. Prior to co-founding AMLI, he was a partner at the Chicago law firm of Mayer, Brown & Platt, with which he had been associated since 1964. While with Mayer, Brown & Platt, Mr. Allen was involved extensively with equity financing and joint ventures for numerous real estate projects in the U.S. and abroad. Mr. Allen received a B.S. in Business from Indiana University in 1961 and a J.D. from the Indiana University School of Law in 1964. He is a member of the National Association of Real Estate Investment Trusts ("NAREIT").

     Lawrence T. Kissko (age 51) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. He is also Vice President and Director of Real Estate Investment of Lincoln Investment Management, Inc. In this position Mr. Kissko is responsible for the management of the real estate and mortgage loan production. Prior to joining Lincoln in 1983, Mr. Kissko was associated with Union Mutual Life Insurance Company of Portland, Maine. Prior to that, he was associated with Massachusetts Mutual Life Insurance Company. With both companies, Mr. Kissko was responsible for real estate investment activities. Mr. Kissko holds a Master's degree in Business Administration from State University of New York at Albany, and a Bachelor's degree in Management from Rensselaer Polytechnic Institute in Troy, New York.

     Marybeth Montgomery (age 55) is a Vice President, an Assistant Secretary and Director of LincAm Properties, Inc. and is Vice President and Director of Real Estate Asset Management at Lincoln National Corporation. Ms. Montgomery is responsible for Lincoln's real estate equity portfolio coast to coast. Ms. Montgomery joined Lincoln in 1983 after serving as a regional property manager for Gene B. Glick of Indiana. She attended Indiana University and is a Certified Property Manager, Certified Apartment Manager and holds a real estate broker's license.

     Charles C. Kraft (age 51) is Treasurer of LincAm Properties, Inc. He is also a Senior Vice President and Treasurer of AMLI Residential Properties Trust and has been associated with AMLI since 1983. Mr. Kraft is responsible for AMLI's financial reporting, tax planning, treasury, employee benefits and cash management operations. Prior to joining AMLI, he was associated with the Chicago office of KPMG Peat Marwick (1968-1982) in the firm's national real estate practice. Mr. Kraft received an A.B. from Wabash College in 1968. He is a past Director of the Chicago Board of Realtors and is a CPA. Mr. Kraft is a member of The American Institute of Certified Public Accountants and the Illinois CPA Society.

     Charlotte A. Sparrow (age 40) is the Secretary of LincAm Properties, Inc. She is also Secretary of Amli Realty Co. and Secretary of Amli Residential Properties Trust. Prior to joining Amli, Ms. Sparrow was a paralegal with the law firm of Mayer, Brown & Platt (1982-1993). Ms. Sparrow received a B.A. from Ripon College in 1980.

     Susan S. Bersh (age 35) is Investor Relations Coordinator for LincAm Properties, Inc. She is also the Marketing and Communications Coordinator for Amli Realty Co. and a Vice President and the Investor Relations and Public Relations Director for Amli Residential Properties Trust. Ms. Bersh is a Registered Representative for Direct Participation Programs and has passed the Uniform Securities Agent State Law Exam. She graduated from the University of Illinois with a B.A. degree in Economics in 1985.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses which are described under the captions "Compensation and Fees" at pages 10-14, "Cash Distributions" at pages 69-70 and "Allocation of Profits or Losses for Tax Purposes" at page 70 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 5 of Notes to Financial Statements filed with this annual report for a description of such distributions and allocations. During the nine months ended September 30, 1998, the General Partners received distributions of $34,365.

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

     During the nine months ended September 30, 1998, Amli Management Company, an affiliate of the General Partners, earned property management fees aggregating $12,754 for its services to the Partnership in connection with the operations of Oak View Apartments in Augusta, Georgia.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operating of the Partnership's real property investments. During the nine months ended September 30, 1998, affiliates of the General Partners of the Partnership were reimbursed for such out-of-pocket expenses in the amount of $61,050, all of which was repaid as of September 30, 1998.


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

         No annual report or proxy material for the nine months ended September 30, 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing and the Partnership will furnish copies of such report to the commission when it is sent to the Partners.

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

                      Date:   October 29, 1999

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

                      By:     LINCAM PROPERTIES, INC.
                              Corporate General Partner

                      By:     /S/ GREGORY T. MUTZ

                              Gregory T. Mutz
                              Chairman and Director
                              Principal Executive Officer

                      Date:   October 29, 1999

                      By:     /S/ JOHN E. ALLEN

                              John E. Allen
                              President and Director

                      Date:   October 29, 1999

                      By:     /S/ CHARLES C. KRAFT

                              Charles C. Kraft, Treasurer,
                              Principal Financial Officer and
                              Principal Accounting Officer

                      Date:   October 29, 1999